Form 10-Q
period 2011-06-30
Graystone Co
filed 2011-08-12
CIK 1510524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                             to                                                  .

Commission File Number: 000-54254

The Graystone Company, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	27-3051592 (I.R.S. Employer Identification No.)

2620 Regatta Drive, Ste 102 Las Vegas, NV (Address of principal executive offices)	89128 (Zip Code)

(702) 438-4100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of June 24, 2011
Class A Common stock, par value $0.0001 per share Class B Common stock, par value $0.001 per share	96,360,000 700,000

THE GRAYSTONE COMPANY, INC.

FORM 10-Q
June 30, 2011

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.     Financial Statements

THE GRAYSTONE COMPANY, INC.
CONDENSED AND CONSOLIDATED BALANCE SHEET

	June 30, 2011 (Unaudited)	December 31, 2010 (Unaudited)
Balance Sheets
ASSETS:
Current assets:
Cash or cash equivalents	$8,157	$5,522
Accounts receivable	15,387	11,644
Total current assets	23,544	17,166

Fixed Assets (See Note 7 & 9)	70,971	-
Long term securities (See Note 10)	1,725,000	25,000
Acquired intangible assets (see Note 4)	15,000	15,000
Total assets	$1,834,515	$57,166
LIABILITIES AND SHAREHOLDER EQUITY

Current liabilities
Note Payable for real estate	$15,000	$-
Current portion of long term liabilities (See Note 11)	9,387	-
Accrued Tax Liability	701	2,815
Total current liabilities	25,088	2,815

Long term liabilities:
Note payable to related party	64,331	-
Mine Acquisition Note Payable	181,007	-
Total long liabilities (See Note 11)	245,338	-

Total liabilities	$270,426	$2,815

Shareholder equity:
Class A Common Stock, Par Value $.0001 96,545,000 Issued and 96,360,000 Outstanding and 46,000,000 Issued and Outstanding respectively (See Note 5)	$9,655	$4,600
Additional Paid In Capital	1,937,470	10,500
Total Class A Common Stock	1,947,125	15,100

Class B Common Stock, Par Value $.001 700,000 and 0 Issued and Outstanding, respectively (See Note 5)	700	-
Additional Paid In Capital	13,300	-
Total Class B Common Stock	14,000	-
Dividend paid (See Note 6)	(36,275)	(6,275)
Retained earning	45,526	45,526
Treasury Stock (See Note 8)	(19)	-
Net income	(406,267)	-
Total shareholders' equity	1,564,109	54,351
Total liabilities and shareholders' equity	$1,834,535	$57,166

See accompanying notes to the financial statements

THE GRAYSTONE COMPANY, INC.
CONDENSED CONSOLIDATED
STATEMENT OF OPERATIONS

	Three Months Ending June 30, 2011 (Unaudited)	Six Months Ending June 30, 2011 (Unaudited)	Period from Inception to June 30, 2011 (Unaudited)
Statement of Operations

Ordinary Income
Marketing Division	$31,992	$75,457	$125,261
Mining Division (Gold Sales)	4,990	4,990	4,990
Consulting Division	500	500	25,500
Real Estate Division	820	1,190	1,190
Total Income	38,302	82,137	156,941
Refunds/Discount	(520)	(928)	(6,909)
Net Income	37,782	81,209	150,032
Cost of Goods Sold	14,300	30,079	44,152
Gross Profit	23,482	51,130	105,880
Operating Expenses
Mining Operations	170,545	170,545	170,545
G&A	22,832	37,424	43,833
Compensation	237,500	249,500	249,500
Total Operating Expenses	430,877	457,469	463,878
Operating Income	(407,395)	(406,339)	(357,998)

Other Income
Interest income	0	100	100
Total other income	0	100	100
Other expenses
Deprecation	29	29	29
Total other expenses	29	29	29
Net Other Income	(29)	71	71
Provisions for Income Tax	0	0	(2,815)
Net Income	(407,424)	(406,268)	(360,742)
Earnings Per Share, Basic and Diluted	$(0.004)	$(0.004)	$(0.004)

See accompanying notes to the financial statements.

THE GRAYSTONE COMPANY, INC.
STATEMENT OF CASH FLOWS

	Three Month Ending	Six Month Ending	Period from Inception to
	June 30, 2011 (Unaudited)	June 30, 2011 (Unaudited)	June 30, 2011 (Unaudited)

Cash flows from operating activities
Net Income	$(407,424)	$(406,267)	$(360,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts Receivable	8,257	(3,743)	(15,387)
Prepaid rent	(370)	-	-
Accrued Income Taxes	(2,114)	(2,114)	701
Note payable for real estate	-	15,000	15,000
Stock received for services	-	-	(25,000)
Stock Based Compensation	392,500	404,500	404,500
Net cash provided by operating activities	(9,151)	7,376	19,073

Cash flows from investing activities
Intangible Assets	-	-	(15,000)
Boat (Peru)	(12,000)	(12,000)	(12,000)
Mining Properties	(44,000)	(44,000)	(44,000)
Real estate owned	29	(14,971)	(14,971)
Minority interest of entity	-	(1,700,000)	(1,700,000)
Net cash provided by investing activities	(55,971)	(1,770,971)	(1,785,971)

Cash flows from financing activities
Common Issued for Compensation	(392,500)	(404,500)	(404,500)
Notes payable	(139,993)	181,007	181,007
Notes payable (related party)	73,718	73,718	73,718
Common Stock Issued	402,506	1,946,006	1,961,106
Dividends Paid	(3,000)	(30,000)	(36,275)
Net cash provided by financing activities	(59,269)	1,766,231	1,775,056

Cash balance, beginning of periods	132,548	5,522	-

Cash balance, end of periods	$8,157	$8,157	$8,157

Supplementary information:
Cash paid for:
Interest	--	--	--
Accrued income taxes	--	--	2,815

See accompanying notes to the financial statements

THE GRAYSTONE COMPANY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF June 30, 2011
(UNAUDITED)

Note 1 – Nature of Operations

The Graystone Company, Inc. (“Graystone”, “we”, “us”, “our”, the "Company" or the "Registrant") was originally incorporated in the State of New York on May 27, 2010 under the name of Argentum Capital, Inc.   Graystone was reincorporated in Delaware on January 10, 2011 and subsequently renamed the Company to The Graystone Company, Inc on January 14, 2011.  Graystone is domiciled in the state of Delaware, and its corporate headquarters are located in Las Vegas, Nevada. The Company selected December 31 as its fiscal year end.

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

(Note 2 – Continued)

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

(Note 2 – Continued)

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

On January 25, 2011, the Company issued 350,000 restricted shares of our Class B Common Stock to Joseph Mezey in exchange of $7,000 in dividend payments.

(Note 3 – Continued)

On March 23, 2011, the Company acquired real estate previously owned by Paul Howarth and Joseph Mezey for $15,000 in a note payable.  The note payable is due in full in 12 months and carries an interest rate equal to 0.00%

On March 27, 2011, the Company entered into an agreement to purchase 5% of Grupo Minero Inca in exchange for 3,000,000 shares of our Class A Common Stock from Paul Howarth and Joseph Mezey.  Which was approved by the shareholders at the annual shareholder's meeting held on April 9, 2011.

On March 27, 2011, the Company issued 1,000,000 restricted shares of our Class A Common Stock to Paul Howarth for services rendered.  The price per shares was $.006 for $6,000 in services rendered.

On March 27, 2011, the Company issued 1,000,000 restricted shares of our Class A Common Stock to Joseph Mezey for services rendered.  The price per shares was $.006 for $6,000 in services rendered.

On March 31, 2011, the Company issued 1,500,000 free trading shares of our Class A Common (from the Company’s S-1) Stock to Paul Howarth pursuant to the acquisition of Grupo Minero Inca.  The price per shares was $.05 for $75,000.  Which was approved by the shareholders at the annual shareholder's meeting held on April 9, 2011.

On March 31, 2011, the Company issued 1,500,000 free trading shares of our Class A Common (from the Company’s S-1) Stock to J.W. Mezey pursuant to the acquisition of Grupo Minero Inca.  The price per shares was $.05 for $75,000.  Which was approved by the shareholders at the annual shareholder's meeting held on April 9, 2011.

On March 31, 2011, the Company has entered into an agreement with Grupo Minero Inca (“GMI”) to provide the gold extraction services and the overall management for the Companies properties.  GMI will be responsible for the day to day operations of the mining sites while Graystone will be responsible for the acquisition of the mining properties, the equipment necessary to extract the ore and building of a camp for the workers.  GMI will also provide exploration services and locate additional mining properties for Graystone.  Pursuant to the Agreement, Graystone will retain 45% of the gross revenue from the gold extracted from its properties.  Additionally, GMI has agreed that it will not claim any mining proprieties in its own name. Paul Howarth owns 37.5% of GMI and Joseph Mezey owns 37.5% of GMI as well.  Which was approved by the shareholders at the annual shareholder's meeting held on April 9, 2011.

On April 12, 2011, the Company issued 2,375,000 shares of our Class A Common Stock to Joseph Mezey for services rendered.  The price per shares was $.05 for $118,750 in services rendered.

On April 12, 2011, the Company issued 2,375,000 shares of our Class A Common Stock to Paul Howarth for services rendered.  The price per shares was $.05 for $118,750 in services rendered.

During the 2nd Quarter the Company received loans from Renard Properties, LLC of $74,500 which funds were used to acquire the Company's mining property for $44,000 and various other expenses related to the Company's mining operations.

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

Note 5 – Equity

The Company is authorized to issue 700,000,000 shares of Class A Common Stock, Class A, with a par value of $0.001.  As of July 24, 2011 there were 96,360,000 shares of Class A Common Stock outstanding.

The Company is authorized to issue 5,000,000 shares of Class B Common Stock, Par Value with a par value of $0.001.  The Class B shares do not have the right to convert into Series A.  Additionally , the Series B votes with the Common A shareholders, unless prohibited by law, and have voting rights equal to 100 votes for each share of Class B Common Stock.  As of July 24, 2011, there were 700,000 shares of Class B Common Stock outstanding.

Note 6 – Dividends

The Company declared and paid in cash dividend to its shareholders during fiscal year ending December 31, 2010.

For the Three Months Ending June 30, 2011.

For the Three Months ending June 30, 2011, the Company issued dividends of $3,000.

For the Six Months Ending June 30, 2011.

For the Six Months ending June 30, 2011, the Company issued dividends of $30,000.

Note 7 – Mining Properties

Our property interests located in Peru are in the exploration stage and we refer to these properties as the "Gorilla Property." Our property interests located in Peru are in the exploration stage and we refer to these properties as the "Peru Property."

Name	Area (hectares)	Dept	Province	District
Gorilla	400	Loreto	Datem del Maranon	Manseriche

 Exploration Program

 Shortly after our initial acquisition of the property interests in Peru, we commenced the initial stages of our exploration and development program and carried out the following activities:

•	Completed an initial social base line study to document all surface rights owners and people resident in the project area;

•
Implemented a community relations program to inform local communities of the project and what potential opportunities that may exist for community involvement in the implementation phases of the development program;

•	Acquired equipment for further evaluation and development of resources;

•	Set-up an operational base in the project area to continuously review the exploration program and prior experiences gained operating in this difficult terrain;

•	Began bulk sampling of the site to assist in mapping the property

•	Commissioned a preliminary master plan which indicated the size and scope of our projected operations and areas where more information is required.

The principle objective of our planned exploration and development program is to bring a dredge and appropriately matched floating plant onto the property to assist us in conducting trial mining tests which requires that we undertake the following actions:

•	Drill an area on the property where known mineralization;

•	Extend the resource though a wider-spaced program of reconnaissance drilling so as to indicate the potential size of the deposit;

•	Perform additional geotechnical and metallurgical studies to complement existing information in order to prepare the optimum processing route to be adopted in the exploitation phase; and

•	Prepare scoping, prefeasibility, and full feasibility studies.

Bulk Sampling

The Company spent 23 days engaged in bulk sampling which the resulted in the following data:

Gravel Mined:                                         135 m3 (apprx. 165 tons)
Raw Gold Produced:                              122 grams
Raw Gold Grade:                                     .90g/ m3
Raw Gold Value:                                     $34.74 per m3

Note 8 – Treasury Stock

The Company has 185,000 shares of Class A Common Stock held as treasury stock.  These shares reflect an issuance of 185,000 shares from the Company's effective S-1 to a 3rd party for services to be rendered that was subsequently rescinded.  The Company decided to retained the shares to be re-issuable in lieu of cancelling the shares.

Note 9 – Fixed Assets

The Company's Fixed Assets are comprised as follows:

Mining Property: $44,000
Mining Equipment: $12,000
Real Estate Owned: $14,971

Note 10 – Long Term Securities

The Company's Long Term Securities are comprised as follows:

$25,000 worth of stock in Avarus which the Company received for services rendered in 2010.

$1,750,000 in stock of Groupo Mineria Inca (GMI) which the Company acquired a 20% stake through a stock issuance to 3rd party individuals and 5% of GMI from Mr. Howarth and Mr. Mezey.  The remaining 75% of GMI is owned by Joseph Mezey and Paul Howarth.  This transaction  was approved by the shareholders at the annual shareholder's meeting held on April 9, 2011.

Note 11 – Long Term Liabilities

Various liabilities with 0% interest rates                                 $254,725
Less: Current Portion :                                                               $    9,387
Total Long Term Debt                                                               $245,338

Note 12 – Subsequent Events

None.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company completed its initial acquisition of a mining property in Peru.  The Company has begun to engage in exploration of the property and bulk sampling of the property to map the possible gold deposits,  Once the Company has mapped the property (which is expected to be completed in August 2011), we will need to raise $500,000 to acquire the necessary equipment to begin larger bulk sampling operations.

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

We intend to seek potential property acquisitions meeting the above criteria and which are located throughout the United States. We believe the most important criteria for evaluating the markets in which we intend to purchase properties include:

•	historic and projected population growth;
•	historically high levels of tenant demand and lower historic investment volatility for the type of property being acquired;
•	markets with historic and growing numbers of a qualified and affordable workforce;
•	high historic and projected employment growth;
•	markets where demographics support need for senior living and healthcare related facilities;
•	markets with high levels of insured populations;
•	stable household income and general economic stability; and
•	sound real estate fundamentals, such as high occupancy rates and strong rent rate potential.

Portfolio of Properties

Name	Type	Cost	Rent
Huestis	Single Family	$15,000	$370/month

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

Corporate Entity	Address
General Corporate Office	2620 Regatta Drive, Suite 102, Las Vegas, Nevada
Graystone Mining	2620 Regatta Drive, Suite 102, Las Vegas, Nevada
Graystone Ventures	380 Lexington Ave, 17th Floor, New York, New York
Paypercallexchange.com	2620 Regatta Drive, Suite 102, Las Vegas, Nevada
Grupo Minero Inca	Av. Alcanfores 427 Dpto. 303 Miraflores, Peru

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

For the Three Months Ending June 30, 2011

For the Three Months ending March 31, 2011, the Company generated net gross revenue of $38,301 with a net income of $37,781. The Company provided discounts of $520.

Revenue	$38,301
Refund/Discount	$(520)
Gross Revenue	$37,781

For the Six Months Ending June 30, 2011

For the Six Months ending June 30, 2011, the Company generated net gross revenue of $82,137 with a net income of $81,209. The Company provided discounts of $928.

Revenue	$82,137
Refund/Discount	$(928)
Gross Revenue	$81,209

Cost of Goods Sold

For the Three Months Ending June 30, 2011

For the Three Months ending June 30, 2011, the Company had $14,300 in Cost of Goods Sold (COGS).  The COGS consist of the Company’s expenses related to the generating the leads it sells to clients to generate revenue for its marketing division paypercallexchange.com and its merchant fees.

Media Purchased for Clients	$14,276
Merchant Fees	24

Total COGS	$14,300

For the Six Months Ending June 30, 2011

For the Six Months ending June 30, 2011, the Company had $30,079 in Cost of Goods Sold (COGS).  The COGS consist of the Company’s expenses related to the generating the leads it sells to clients to generate revenue for its marketing division paypercallexchange.com and its merchant fees.

Media Purchased for Clients	$25,300
Property Management Fee	1,500
Mining Operations	3,000
Merchant Fees	279

Total COGS	$30,079

Operating Expenses

For the Three Months Ending June 30, 2011

For the Three Months ending June 30, 2011the Company had $430,877 in Operating Expenses.  These break down as follow:

$260	Bank Service Fees
$3,900	Car and Cell Allowances
$856	Computer & Internet Expenses
$1,788	Edgar Filing Fee
$168	Incorporation Expenses
$5,075	Legal Fees
$623	Marketing
$386	Meals & Entertainment
$15,545	Mining Expense
$931	Office Supplies
$1,573	Professional Fees
$446	Real Estate Expense
$875	Rent Expenses
$237,500	Salary & Compensation (stock based compensation)
$825	State filing fee
$155,000	Stock based Compensation for exploration
$570	Telephone expense
$1,001	Transfer Agent
$3,460	Travel Expenses
$97	Website Development

For the Six Months Ending June 30, 2011

For the Six Months ending June 30, 2011 the Company had $457,469 in Operating Expenses.  These break down as follow:

$3,091	Auditor Expense
$706	Bank Service Fees
$3,900	Car and Cell Allowances
$1,116	Computer & Internet Expenses
$4,692	Edgar Filing Fee
$1,783	Incorporation Expenses
$5,075	Legal Fees
$623	Marketing
$545	Meals & Entertainment
$15,545	Mining Expense
$2,110	Office Supplies
$5,594	Professional Fees
$446	Real Estate Expense
$1,226	Rent Expenses
$249,500	Salary & Compensation (stock based compensation)
$58	SEC Filing Fee
$825	State filing fee
$155,000	Stock based Compensation for exploration
$570	Telephone expense
$1,001	Transfer Agent
$3,468	Travel Expenses
$597	Website Development

Net Profit

For the Three Months Ending June 30, 2011

For the Three Months ending June 30, 2011, the Company had Net Losses of $407,424.  This was derived as follows:

Gross Income:	$38,302
Discounts:	$520
COGS:	$14,300
Expenses:	$430,877
Other Income	$(29)
Accrued Taxes:	$0
Net Profits:	$(407,424)

For the Six Months Ending June 30, 2011

For the Six Months ending June 30, 2011, the Company had Net Losses of $406,267.  This was derived as follows:

Gross Income:	$82,137
Discounts:	$928
COGS:	$30,079
Expenses:	$457,469
Other Income	$70
Accrued Taxes:	$0
Net Profits:	$(406,267)

Dividends

For the Three Months Ending June 30, 2011

For the Three Months ending June 30, 2011, the Company issued dividends of $3,000.

For the Six Months Ending June 30, 2011

For the Six Months ending June 30, 2011, the Company issued dividends of $30,000.

Liquidity and Capital Resources

For the Period Ending June 30, 2011.

For the period ending June 30, 2011the Company had $8,157 in cash, $15,387 in Accounts Receivables $1,725,000 in Long Term Securities, $70,971 in fixed assets and $15,000 in intangible assets for a total of $1,834,516 in assets. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months.  Any expansion may cause the Company to require additional capital until such expansion began generating revenue. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

As of June 30, 2011, our total liabilities were $270,425.

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

The Company believes it would need a minimum of $500,000 to expand it mining operations and be able to fully fund those operations and the company’s on-going reporting obligations as a public company over the next 12 months.  This is broken down as follows:

Natural Resource Div.:	$450,000 for the acquisition extraction machinery for the company's properties.
Travel:	$25,000 for travel to and from Gold claims in Peru.
Working Capital:	$25,000 for general administrative purposes and the Company’s on-going reporting.

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

Item 1. Legal Proceedings

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

On March 27, 2011, the Company issued 1,000,000 restricted shares of our Class A Common Stock to Joseph Mezey for services rendered.  The price per shares was $.006 for $6,000 in services rendered.

On April 12, 2011, the Company issued 2,375,000 shares of our Class A Common Stock to Joseph Mezey for services rendered.  The price per shares was $.05 for $118,750 in services rendered.

On April 12, 2011, the Company issued 2,375,000 shares of our Class A Common Stock to Paul Howarth for services rendered.  The price per shares was $.05 for $118,750 in services rendered.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved.)

Item 5. Other Information

There was no other information during the quarter ended march 31, 2011 that was not previously disclosed in our filings during that period.

Item 6. Exhibits

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

THE GRAYSTONE COMPANY, INC.

Date: August 11, 2011	By: /s/ Paul Howarth
Paul Howarth
Chief Executive Officer

Date: August 11, 2011	By: /s/ Joseph Mezey
Joseph Mezey Chief Financial and Accounting Officer