Form 10-Q
period 2011-09-30
Graystone Co
filed 2011-11-07
CIK 1510524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of November 3, 2011
Class A Common stock, par value $0.0001 per share Class B Common stock, par value $0.001 per share	186,050,000 1,400,000

THE GRAYSTONE COMPANY, INC.

FORM 10-Q
Septmeber 30, 2011

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1.     Financial Statements
THE GRAYSTONE COMPANY, INC.
CONDENSED AND CONSOLIDATED BALANCE SHEET

	Sep. 30, 2011	Dec. 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash or cash equivalents	$623	$5,522
Accounts receivable	18,268	11,644
Total current assets	18,891	17,166

Fixed Assets	70,742	0
Long term securities	1,725,000	25,000
Acquired intangible assets	15,000	15,000
Total assets	$1,829,633	$57,166

LIABILITIES AND SHAREHOLDER EQUITY

Current liabilities
Accounts Payable	$9,374	$0
Note Payable for real estate	15,000	0
Current portion of long term liability	9,653	0
Accrued Tax Liability	607	2,815
Total current liabilities	34,634	2,815

Long term liabilities:
Note payable to related party	75,976	0
Mine Acquisition Note Payable	181,007	0
Total long liabilities	256,983	0

Total liabilities	$291,617	$2,815

Shareholder equity:
Class A Common Stock, Par Value $.0001 101,485,000 and 46,000,000 Issued and Outstanding, respectively	$10,149	$4,600
Additional Paid In Capital	2,183,976	10,500
Total Class A Common Stock	2,194,125	15,100

Class B Common Stock, Par Value $.001 700,000 and 0 Issued and Outstanding, respectively	700	0
Additional Paid In Capital	13,300	0
Total Class B Common Stock	14,000	0
Dividend paid	(36,275)	(6,275)
Retained earning	45,526	45,526
Treasury Stock	0	0
Net income	(679,360)	0
Total shareholders' equity	1,538,016	54,351
Total liabilities and shareholders' equity	$1,829,633	$57,166

See accompanying notes to the financial statements

THE GRAYSTONE COMPANY, INC.
CONDENSED CONSOLIDATED
STATEMENT OF OPERATIONS

	3 Months Ended		9 Months Ended
	Sep. 30, 2011	Sep. 30, 2010	Sep. 30, 2011	Sep. 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Ordinary Income
Marketing Division	$25,838	$16,148	$101,295	$16,148
Mining Division (Gold Sales)	0	0	4,990	0
Consulting Division	5,300	0	5,800	0
Real Estate Division	450	0	1,640	0
Total Income	31,588	16,148	113,725	16,148
Refunds/Discount	(165)	(1,615)	(1,093)	(1,615)
Net Income	31,423	14,533	112,631	14,533
Cost of Goods Sold	12,255	2,354	42,334	2,354
Gross Profit	19,168	12,179	70,298	12,179
Operating Expenses
Mining Operations	23,362	0	182,945	0
G&A	31,169	250	79,555	250
Compensation	237,500	0	487,000	0
Total Operating Expenses	292,031	250	749,500	250
Operating Income	(272,863)	11,929	(679,202)	11,929

Other Income
Interest income	0	0	100	0
Total other income	0	0	100	0
Other expenses
Depreciation	229	0	258	0
Total other expenses	229	0	258	0
Net Other Income	(229)	0	(158)	0
Provisions for Income Tax	0	0	0	0
Net Income	(273,092)	11,929	(679,360)	11,929
Earnings Per Share, Basic	$(0.003)	$0.001	$(0.007)	$0.001
Earnings Per Share, Diluted	$(0.003)	$	$(0.007)	$

See accompanying notes to the financial statements.

THE GRAYSTONE COMPANY, INC.
STATEMENT OF CASH FLOWS

	9 Months Ended
	Sep. 30, 2011	Sep. 30, 2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net Income	$(679,360)	$11,929
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts Receivable	(6,624)	(6,922)
Accounts Payable	9,374	0
Prepaid rent	0	0
Accrued Income Taxes	(2,208)	0
Note payable for real estate	15,000	0
Current portion of long term liability	9,653	0
Stock received for services	0	0
Net cash provided (used) by operating activities	(654,165)	5,007

Cash flows from investing activities
Intangible Assets	0	(15,000)
Boat (Peru)	(11,800)	0
Mining Properties	(44,000)	0
Real estate owned	(14,942)	0
Minority interest of entity	(1,700,000)	0
Net cash provided by investing activities	(1,770,742)	(15,000)

Cash flows from financing activities
Notes payable	181,007	0
Notes payable (related party)	75,976	0
Common Stock Issued , cash and services	2,193,025	15,100
Treasury Stock	0	0
Dividends Paid	(30,000)	0
Net cash provided by financing activities	2,420,008	15,100

Cash balance, beginning of periods	5,522	0

Cash balance, end of periods	$623	$5,107

Supplementary information:
Cash paid for:
Interest	--	--
Accrued income taxes	--	--

See accompanying notes to the financial statements

THE GRAYSTONE COMPANY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF September 30, 2011
(UNAUDITED)

Note 1 – Nature of Operations

The Graystone Company, Inc. (“Graystone”, “we”, “us”, “our”, the "Company" or the "Registrant") was originally incorporated in the State of New York on May 27, 2010 under the name of Argentum Capital, Inc.   Graystone was reincorporated in Delaware on January 10, 2011 and subsequently to The Graystone Company, Inc on January 14, 2011.  Graystone is domiciled in the state of Delaware, and its corporate headquarters are located in Las Vegas, Nevada. The Company selected December 31 as its fiscal year end.

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

Unaudited interim financial information

The accompanying interim condensed consolidated financial statements and related notes of the Company for the nine months ended September 30, 2011, are unaudited. The unaudited interim condensed consolidated financial information has been prepared with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnote required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2010 contained in the final prospectus filed by the Company with the SEC on March 23, 2011 related to the Company’s Registration Statement on Form S-1/A (File No. 333-171893). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations of the Company for the nine months ended September 30, 2011, the results of cash flows of the Company for the nine months ended September 31, 2011,  and the financial position of the Company as of September 31, 2011. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.  The Company has elected a fiscal year ending on December 31.

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

(Note 2 – Continued)

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and other intangible assets are tested for impairment annually and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated reporting unit fair values and if indefinite useful lives are no longer appropriate for the Company’s trademarks. Based on the impairment tests performed, there was no impairment of goodwill or other intangible assets in fiscal 2010. Definite-lived intangibles are amortized over their estimated useful lives. For further information on goodwill and other intangible assets, see Note 4.

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

Net profit/loss per common share

Net profit/loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Class A Common Stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of Class A Common Stock and potentially outstanding shares of Class A Common Stock during each period.  As of September 30, 2011, there were options that have vested equal to 1,100,000 shares of Class A Common Stock.

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

On March 23, 2011, the Company acquired real estate previously owned by Paul Howarth and Joseph Mezey for $15,000 in a note payable.  The note payable is due in full in 12 months and carries an interest rate equal to 0.00%

On March 27, 2011, the Company entered into an agreement to purchase 5% of Grupo Minero Inca in exchange for 3,000,000 shares of our Class A Common Stock from Paul Howarh and Joseph Mezey.  Which was approved by the shareholders at the annual shareholder's meeting held on April 9, 2011.

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

On August 15, 2011, the Company issued 2,375,000 shares of our Class A Common Stock to Joseph Mezey for services rendered.  The price per shares was $.05 for $118,750 in services rendered.

On August 15, 2011, the Company issued 2,375,000 shares of our Class A Common Stock to Paul Howarth for services rendered.  The price per shares was $.05 for $118,750 in services rendered.

In October 2011, the Company completed the acquisition of GMI.  this was accomplished by acquiring the remaining 37.5% owned by each Mr. Howarth and Mr. Mezey for $1.00.  As a result, the agreement entered into GMI and the Company on March 31, 2011 has been cancelled.

During the Nine Months ending September 30, 2011,  the Company received loans from Renard Properties, LLC of $85,639 which funds were used to acquire the Company's mining property for $44,000 and various other expenses related to the Company's mining operations.

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

Note 5 – Equity

The Company is authorized to issue 700,000,000 shares of Class A Common Stock, Class A, with a par value of $0.001.  As of November 3, 2011 there were 186,050,000 shares of Class A Common Stock outstanding and 189,650,000 shares of Class A Common Stock Issued.  The Company has 3,600,000 in Treasury Stock that we may re-issue.  On October 3, 2011, the Company issued a dividend to its shareholders.  The dividend was paid in Class A Common Stock which equaled one (1) share issued for each shares owned.

The Company is authorized to issue 5,000,000 shares of Class B Common Stock, Par Value with a par value of $0.001.  The Class B shares do not have the right to convert into Series A.  Additionally , the Series B votes with the Common A shareholders, unless prohibited by law, and have voting rights equal to 100 votes for each share of Class B Common Stock.  As of November 3, 2011, there were 1,400,000 shares of Class B Common Stock outstanding.

Note 6 – Dividends

For the Three Months Ending September 30, 2011

For the Three Months ending September 30, 2011, the Company issued dividends of $0.

For the Nine Months Ending September 30, 2011.

For the Six Months ending June 30, 2011, the Company issued dividends of $36,275.

Note 7 – Mining Properties

Our property interests located in Peru are in the exploration stage and we refer to these properties as the "Gorilla Property." Our property interests located in Peru are in the exploration stage and we refer to these properties as the "Peru Property."

Name	Area (hectares)	Dept	Province	District
Gorilla Graystone II	400 800	Loreto Loreto	Datem del Maranon Datem del Maranon	Manseriche Manseriche

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

Bulk Sampling

From May 20 through July 5, 2011, the Company spent 23 days engaged in bulk sampling which the resulted in the following data:

Gravel Mined:                                         135 m3 (apprx. 165 tons)
Raw Gold Produced:                              122 grams
Raw Gold Grade:                                     .90g/ m3
Raw Gold Value:                                     $34.74 per m3

No proven (measured) or probable (indicated) reserves have been established with respect to the Gorilla project. Any references to estimated, potential and/or “inferred” reserves or resources, and any estimated values of such reserves, contained in the geological report, or set forth in any other communication (i) do not represent proven (measured) or probable (indicated) reserves within the meaning of Item 102 of Regulation S-K and the Commission’s Securities Act Industry Guide 7, and (ii) should not be relied upon by any person in evaluating the Company’s prospects at the Gorilla project.

 Note 8 – Treasury Stock

As of November 3, 2011, the Company has 3,600,000 shares of Class A Common Stock held as treasury stock.  These shares reflect an issuance of 3,600,000 shares from the Company's effective S-1 to a 3rd party for services to be rendered that was subsequently rescinded.  The Company decided to retained the shares to be re-issuable in lieu of cancelling the shares.

Note 9 – Fixed Assets

The Company's Fixed Assets are comprised as follows:

Mining Property: $44,000
Mining Equipment: $11,800
Real Estate Owned: $14,942

Note 10 – Long Term Securities

The Company's Long Term Securities are comprised as follows:

$25,000 worth of stock in Avarus which the Company received for services rendered in 2010.

$1,750,000 in stock of Groupo Mineria Inca (GMI) which the Company acquired a 20% stake through a stock issuance to 3rd party individuals and 5% of GMI from Mr. Howarth and Mr. Mezey.  The remaining 75% of GMI is owned by Joseph Mezey and Paul Howarth.  This transaction  was approved by the shareholders at the annual shareholder's meeting held on April 9, 2011. During the month October 2011, the Company completed acquiring 100% of GMI from Mr. Howarth and Mr. Mezey for $1.00.

Note 11 – Long Term Liabilities

Various liabilities with 0% interest rates                                   $247,330
Less: Current Portion :                                                                 $    9,653
Total Long Term Debt                                                                 $256,983

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

Natural Resources Division. This division began operating in January 2011and operates the Company’s wholly owned subsidiary Graystone Mining, Inc., a Nevada Company.   This Division is engaged in the business of acquiring gold, silver, precious metal and gems and other mineral properties with proven and/or probable reserves.  The Company has currently begun mining operations in Peru.  The Company's Natural Resources Division is a mine processing entity whereby we locate and extract mineral deposits for refining.  The Company does not engage in general exploration activities.  Exploration involves the prospecting, sampling, mapping, drilling and other work involved in searching for ore on properties.   Exploration is time consuming and costly as it requires an evaluation of the land's geology, analyst of the geochemistry of soil sediment and water, and drilling of numerous test holes and testing these for the presence of minerals.  The Company instead focuses on acquiring or entering into joint ventures with entities that have already found, through exploration, proven or probable mineral ore reserves.  This allows the Company to focus its attention on processing mineral resources instead of having to also have exploration activities to locate new sites that may have mineral ore deposits.  Thereby, the Company can more efficiently explore the properties that it acquires, or has a joint venture with, that have proven or probable reserves and deploy the Company's resources and machinery; thereby, allowing the Company to generate revenue quicker since its properties will already have a map of possible ore locations.

Graystone Mining focuses on acquiring properties that require a lower capital investment to begin mining operations. This approach may reduce the size of the deposits that the Company can acquire.  However, by generating revenue from smaller mining ventures, the Company can build a solid foundation and the needed infrastructure  to undertake larger and more costly ventures, such as hard rock projects. Thereby the Company is focusing initially on alluvial mining (surface mining) projects, the Company can begin generating a positive cash flow for a smaller capital investment.

The Company currently owns 400 hectares and is in the process of completing the acquisition of another 800 hectares.  One hectares equals 2.47 acres.  The Company expects to acquire 10,000 hectares by the end of 2012.   The Company anticipates that its cost of acquiring properties with proven or probable reserves will cost between 20% and 25% of the total amount that is extracted from these properties.  Additionally, the acquisition cost of the machinery needed to perform the extraction is expected to be between $50,000 and $500,000.  The staffing costs related to the extraction of the mineral ore will be between 25% and 30% of the total amount that is extracted from these sites.  Thereby, the Company anticipates the cost of property and equipment acquisition and the labor and mining operations related to extracting gold on its properties to be approximately 55% of the gross value of the gold extracted from its properties.  The company currently has eight (8) employees in Peru.

The Company has finalized the purchase of 100% of  Grupo Minero Inca S.A.C., a Peruvian Company (“GMI”). GMI is now a wholly owned subsidiary of the Company.  GMI provides the Company a local Peruvian entity.  Acting through GMI, the Company can acquire concessions in its own name and directly hire employees and staff in Peru instead of using third parties for these purposes.  The Company will coordinate all of its activities in Peru through GMI. The corporate structure of this division is as follows:

Mining Project: Gorilla

The Company's initial mining site consist of 400 hectares and is referred to Gorilla.  The Company completed its initial bulk sampling activities on Gorilla.  From May 20 through July 5, 2011, the company completed 23 days of bulk sampling.    The Company expects to begin full scale mapping and environmental impact study once the Company obtains the necessary capital of approximately $50,000.   Once the Company has mapped the property, we will need to raise $500,000 to acquire the necessary equipment to begin larger bulk sampling operations on this property.

Marketing Division.  This division operates under d/b/a paypercallexchange.com. This division began operating in July 2010.  The division serves as an advertising and customer acquisition firm for 3rd party entities.  The Company places generic interactive advertisements, through our proprietary process and technologies, in numerous mediums, e.g. print, web, skype and mobile. These generic advertisements are placed for different services and products, e.g. cable & satellite services, mortgage refinancing, credit repair, travel agent services, auto insurance, substance abuse rehabilitation, 24-hour locksmith, website development, cosmetic surgery, timeshares, cruises and legal services.  Each of these advertisements have a unique phone number for individuals interested in the products or services to call for more information.  When an individual calls that specific phone number, the call is automatically forward to one of our clients, which we refer to as a lead.  The software tracks the time and date of the phone call, the duration of the phone call, the caller id, city and state of the caller, repeat calls from the same number, the number the call was transferred to and the advertisement that generated the call.  The Company charges its clients for each call that is transferred to them in which the duration is over an agreed upon length (usually 15 seconds).

Our  proprietary process and software includes the knowledge of how to generate the maximum number of calls at the lowest cost possible, the type of advertisements placed, the days and hours of such advertisement placement, the medium such advertisements should be placed, the ability to track the advertisement's efficiency and to track the results of each advertisement placed.   Through the use of these proprietary methods, the company provides lead sources to our clients at competitive pricing.  The Company generated 4,428 leads during the third quarter of 2011 and 14,822 during the nine-months ending September 30, 2011.

Consulting Division.  This division operates under d/b/a Graystone Ventures.  Graystone Ventures began operating in November 2010.  This division is a strategic, financial and operational consulting entity, which allows clients to outsource aspects of their business.  This division focuses primarily on early staged companies and public companies in the nano-cap an micro-cap but also assists growth and mature companies as well.  This division provides services in the areas of marketing, sales and operations.  We strive to create and manage combined cost-reduction/expansion strategies for our clients.   The Company refers to nano-cap companies as those with a market capitalization if under $10 Million and micro-cap companies as those with a market capitalization if under $100 Million.  The Company believes that these entities cannot afford internal staff to handle the services that we provide and therefore are looking for cost effective alternatives.

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

We intend to seek potential property acquisitions meeting the above criteria and which are located throughout the United States. We believe the most important criteria for evaluating the markets in which we intend to purchase properties include:

•	historic and projected population growth;
•	historically high levels of tenant demand and lower historic investment volatility for the type of property being acquired;
•	markets with historic and growing numbers of a qualified and affordable workforce;
•	high historic and projected employment growth;
•	markets where demographics support need for senior living and healthcare related facilities;
•	markets with high levels of insured populations;
•	stable household income and general economic stability; and
•	sound real estate fundamentals, such as high occupancy rates and strong rent rate potential.

Portfolio of Properties

Name	Type	Cost	Rent
Huestis	Single Family	$15,000	$450/month

The Company acquired its initial property on March 30, 2011.  The Company is continuing to identify additional possible real estate acquisition targets.

Property

Our principal executive office is located in Las Vegas, Nevada and satellite offices in the Los Angeles Metropolitan area of California and Lima Metropolitan area of Peru.  Our office space is provided to us by the officers of the company.

Corporate Entity	Address
The Graystone Company, Inc.	2620 Regatta Drive, Suite 102, Las Vegas, Nevada
Graystone Mining, Inc.	2620 Regatta Drive, Suite 102, Las Vegas, Nevada
Grupo Minero Inca, S.A.C..	Camino Real 348 Torre El Pilar, San Isidro, Lima, Peru

Corporate D/B/A	Address
Graystone Ventures	2620 Regatta Drive, Suite 102, Las Vegas, Nevada
Paypercallexcahnge.com	2620 Regatta Drive, Suite 102, Las Vegas, Nevada

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

For the Three Months Ending September 30, 2011

For the Three Months ending September 30, 2011, the Company generated net gross revenue of $31,588 with a net income of $31,423. The Company provided discounts of $165.

Revenue	$31,588
Refund/Discount	$(165)
Gross Revenue	$31,423

For the Nine Months Ending September 30, 2011

For the Nine Months ending September 30, 2011, the Company generated net gross revenue of $113,725 with a net income of $112,631. The Company provided discounts of $1,093.

Revenue	$113,725
Refund/Discount	$(1,094)
Gross Revenue	$112,631

Cost of Goods Sold

For the Three Months Ending September 30, 2011

For the Three Months ending September 30, 2011, the Company had $12,255 in Cost of Goods Sold (COGS).  The COGS consist of the Company’s expenses related to the generating the leads it sells to clients to generate revenue for its marketing division paypercallexchange.com.

Media Purchased for Clients	$12,255
Merchant Fees	0

Total COGS	$12,255

For the Nine Months Ending September 30, 2011

For the Nine Months ending September 30, 2011, the Company had $42,334 in Cost of Goods Sold (COGS).  The COGS consist of the Company’s expenses related to the generating the leads it sells to clients to generate revenue for its marketing division paypercallexchange.com and its merchant fees.

Media Purchased for Clients	$37,555
Property Management Fee	1,500
Mining Operations	3,000
Merchant Fees	279

Total COGS	$42,334

Operating Expenses

For the Three Months Ending September 30, 2011

For the Three Months ending September 30, 2011the Company had $292,031 in Operating Expenses.

These expenses include a one-time expenses of $237,500 in compensation that was paid in stock to our officers, these expenses are not expected to be recurring expenses.  Also, the Company issued stock for services rendered in the amount of $9,518.50.  Of the $292,031 in operating expenses $247,018.50 was the result of stock that was issued for services rendered on behalf of the Company.

 The Company spent a total of $23,362 in Peru which included $12,400 in direct mining expenses.

For the Nine Months Ending September 30, 2011

For the Nine Months ending September 30, 2011 the Company had $749,500 in Operating Expenses.

These expenses include a one-time expenses of $487,000 in compensation that was paid in stock to our officers, these expenses are not expected to be recurring expenses after September 30, 2011.  Also, the Company issued stock for services rendered in the amount of $164,518.50.  Of the $749,500 in operating expenses $651,518.50 was the result of stock that was issued for services rendered on behalf of the Company.

The Company spent a total of $193,906.83 in Peru.  This included $7,211 in food and supplies for the Company's employees on the mining site and $7,689 in worker salaries.  The Company also had $162,500 in exploration costs.

Net Profit

For the Three Months Ending September 30, 2011

For the Three Months ending September 30, 2011, the Company had Net Losses of $273,092.  This was derived as follows:

Gross Income:	$31,588
Discounts:	$165
COGS:	$12,255
Expenses:	$292,031
Other Income	$(229)
Accrued Taxes:	$0
Net Profits:	$(273,092)

For the Nine Months Ending September 30, 2011

For the Nine Months ending September 30, 2011, the Company had Net Losses of $679,360.  This was derived as follows:

Gross Income:	$113,725
Discounts:	$1,093
COGS:	$42,334
Expenses:	$749,500
Other Income	$(158)
Accrued Taxes:	$0
Net Profits:	$(679,360)

Dividends

For the Three Months Ending September 30, 2011

For the Three Months ending September 30, 2011, the Company issued dividends of $0.

For the Nine Months Ending September 30, 2011

For the Nine Months ending September 30, 2011, the Company issued dividends of $36,275.

Liquidity and Capital Resources

For the Period Ending September 30, 2011.

For the period ending September 30, 2011the Company had $623 in cash, $18,268 in Accounts Receivables $1,725,000 in Long Term Securities, $70,742 in fixed assets and $15,000 in intangible assets for a total of $1,829,633 in assets. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months.  Any expansion may cause the Company to require additional capital until such expansion began generating revenue. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

As of September 30, 2011, our total liabilities were $291,617.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.    Controls and Procedures.

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

On September 8, 2011, the Company issued 100,000 shares of Class A Common Stock to a consult for services provided to the Company for its exploration services.  The price per share was $.05 for $5,000 in services rendered.

On October 3, 2011, the Company issued a dividend to its shareholders of record.  The dividend was paid in stock at a ratio of 1 share issued for each share owned.  The shares issued were restricted stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved.)

Item 5. Other Information

There was no other information during the quarter ended September 30, 2011 that was not previously disclosed in our filings during that period.

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

THE GRAYSTONE COMPANY, INC.

Date: November 7, 2011	By: /s/ Paul Howarth
Paul Howarth
Chief Executive Officer

Date: November 7, 2011	By: /s/ Joseph Mezey
Joseph Mezey Chief Financial and Accounting Officer