Form 10-K
period 2011-12-31
Graystone Co
filed 2012-04-13
CIK 1510524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission file number 000-54254

THE GRAYSTONE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	27-3051592
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2620 Regatta Drive, Ste 102, Las Vegas, NV	87110
(Address of principal executive offices)	(Zip Code)

(702) 438-4100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011):  $8,087.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Aril 13, 2011 as of 191,352,500.

Title of Each Class	Outstanding as of April 13, 2012
Class A Common stock, par value $0.0001 per share Class B Common stock, par value $0.001 per share	191,352,500 1,400,000

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions provided for under these sections. Our forward-looking statements include, without limitation:

•	Statements regarding future earnings;

•	Estimates of future mineral production and sales, for specific operations and on a consolidated or equity basis;

•	Estimates of future costs applicable to sales, other expenses and taxes for specific operations and on a consolidated basis;

•	Estimates of future cash flows;

•	Estimates of future capital expenditures and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding thereof;

•	Estimates regarding timing of future capital expenditures, construction, production or closure activities;

•	Statements as to the projected development of certain ore deposits, including estimates of development and other capital costs and financing plans for these deposits;

•	Estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;

•	Statements regarding the availability and costs related to future borrowing, debt repayment and financing;

•	Statements regarding modifications to hedge and derivative positions;

•	Statements regarding future transactions;

•	Statements regarding the impacts of changes in the legal and regulatory environment in which we operate; and

•	Estimates of future costs and other liabilities for certain environmental matters.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to: the ability of The Graystone Company, Inc. to obtain or maintain necessary financing; the price of gold, silver and other commodities; currency fluctuations; geological and metallurgical assumptions; operating performance of equipment, processes and facilities; labor relations; timing of receipt of necessary governmental permits or approvals; domestic laws or regulations, particularly relating to the environment and mining; domestic and international economic and political conditions; and other risks and hazards associated with mining operations. More detailed information regarding these factors is included in Item 1, Business, Item 1A, Risk Factors, and elsewhere throughout this report. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

The Company maintains an internet website at www.graystone1.com. The Company makes available, free of charge, through the Investor Information section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.  Any of the foregoing information is available in print to any stockholder who requests it by contacting our Investor Relations Department at 702-438-4100.

ITEM 1.             BUSINESS

Corporate Background and Our Business

The Graystone Company, Inc. (“Graystone”, “we”, “us”, “our”, the "Company" or the "Registrant") was originally incorporated in the State of New York on May 27, 2010 under the name of Argentum Capital, Inc.   Graystone was reincorporated in Delaware on January 10, 2011 and subsequently changed our name to The Graystone Company, Inc on January 14, 2011.  Graystone is domiciled in the state of Delaware, and its corporate headquarters are located in Lima, Peru and maintains it US executive office in Las Vegas, Nevada for mailing purposes. The Company selected December 31 as its fiscal year end.

The Graystone Company, Inc. is a holding company whose primary operating activities involve to acquire and develop mining properties amenable to low cost production.  In January 2012, the Company launched a new division that sells gold, silver and other precious metals to retail buyers.  The Company also operates other divisions that include a marketing division, real estate division, and consulting division.  Information about the Company, including a link to our most recent financial reports filed with the Securities and Exchange Commission (“SEC”), can be viewed on our website at www.graystone1.com.

Natural Resources Division. This division began operating in January 2011 and operates through the Company’s wholly owned subsidiary Graystone Mining, Inc., a Nevada Company.   This Division is engaged in the business of acquiring gold, silver, precious metal and gems and other mineral properties with proven and/or probable reserves.  The Company has currently begun mining operations in Peru.

Graystone Mining focuses on acquiring properties that require a lower capital investment to begin mining operations. This approach may reduce the size of the deposits that the Company can acquire.  However, by generating revenue from smaller mining ventures, the Company can build a solid foundation and the needed infrastructure  to undertake larger and more costly ventures, such as hard rock projects. Thereby the Company is focusing initially on alluvial mining (surface mining) projects, the Company can begin generating a positive cash flow for a smaller capital investment.  As such, the Company does not engage in general exploration activities.  Exploration involves the prospecting, sampling, mapping, drilling and other work involved in searching for ore on properties.   Exploration is time consuming and costly as it requires an evaluation of the land's geology, analyst of the geochemistry of soil sediment and water, and drilling of numerous test holes and testing these for the presence of minerals.  The Company instead focuses on acquiring or entering into joint ventures with entities that have already found, through exploration, proven or probable mineral ore reserves.  This allows the Company to focus its attention on processing mineral resources instead of having to also have exploration activities to locate new sites that may have mineral ore deposits.

The Company currently owns 1,900 hectares.  One hectares equals 2.47 acres.  The Company expects to acquire 10,000 hectares by the end of 2012.   The Company anticipates that its cost of acquiring properties with proven or probable reserves will cost between 20% and 25% of the total amount that is extracted from these properties.  Additionally, the acquisition cost of the machinery needed to perform the extraction is expected to be between $50,000 and $500,000.  The staffing costs related to the extraction of the mineral ore will be between 25% and 30% of the total amount that is extracted from these sites.  Thereby, the Company anticipates the cost of property and equipment acquisition and the labor and mining operations related to extracting gold on its properties to be approximately 55% of the gross value of the gold extracted from its properties.  The company currently has eight (8) employees in Peru.

During 2011, the Company acquired Grupo Minero Inca S.A.C., a Peruvian Company (“GMI”). GMI is a wholly owned subsidiary of the Company.  GMI provides the Company a local Peruvian entity.  Acting through GMI, the Company can acquire concessions in its own name and directly hire employees and staff in Peru instead of using third parties for these purposes.  The Company coordinates all of its activities in Peru through GMI. The corporate structure of this division is as follows:

Additionally, GMI provides the gold extraction services and the overall management for the Companies properties. GMI will be responsible for the day to day operations of the mining sites while Graystone will be responsible for financing the acquisition of the mining properties, the equipment necessary to extract the ore and building the camps for the workers.

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

Our  proprietary process and software includes the knowledge of how to generate the maximum number of calls at the lowest cost possible, the type of advertisements placed, the days and hours of such advertisement placement, the medium such advertisements should be placed, the ability to track the advertisement's efficiency and to track the results of each advertisement placed.   Through the use of these proprietary methods, the company provides lead sources to our clients at competitive pricing.  The Company generated 18,234 leads/calls during the fiscal year of 2011.

The Company expects to wind this division down during the fiscal year 2012.  By winding down the division the Company can redeploy its assets to its main business of mining.

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

The Company expects to wind this division down during the fiscal year 2012.  By winding down the division the Company can redeploy its assets to its main business of mining.

Real Estate Division.  This division began operations in January 2011 and acquired its initial property on March 30, 2011.  On March 30, 2011, the Company retained the services of a consultant to manage its properties and locate additional properties in the Fort Wayne, Indiana area.  In February 2012, the Company's Board of Directors decided to cease operating this division and redeploy the resources from this division to its natural resources division.  The Company will maintain to rent out the property it owns until it can be sold.

Portfolio of Properties

Name	Type	Cost	Rent
Huestis	Single Family	$15,000	$450/month

The Company expects to wind this division down during the fiscal year 2012.  By winding down the division the Company can redeploy its assets to its main business of mining.

Going Concern

Our financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

We have experienced recurring net losses from operations which losses have caused an accumulated deficit of ($1,012,224) as of December 31, 2011. We had net losses of ($1,057,750) for the year ended December 31, 2011 compared to a profit of $45,526 for the year ended December 31, 2010 . These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

As of December 31, 2011 the accumulated deficit attributable to stock issuances valued according to GAAP totals $2,118,132 These totals are non-cash expenses which are included in the accumulated.   These cash expenditures are also included in the accumulated deficit.

The ongoing execution of our business plan is expected to result in operating losses over the next twelve months. Management believes it will need to raise capital through stock issuances in order to have enough cash to maintain its operations for the next twelve months. There are no assurances that we will be successful in achieving our goals of obtaining cash through stock issuances or increasing revenues and reaching profitability.

In view of these conditions, our ability to continue as a going concern is dependent upon our ability to meet our financing requirements, and to ultimately achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event we cannot continue as a going concern.

Office Facilities

The Company's operating offices are located in Lima, Peru through its subsidiary Grupo Mineral Inca.  The Company uses its Las Vegas, NV address as it Executive Office address for US mailing purposes.

Corporate Entity	Address
The Graystone Company, Inc.	2620 Regatta Drive, Suite 102, Las Vegas, Nevada
Graystone Mining, Inc.	2620 Regatta Drive, Suite 102, Las Vegas, Nevada
Grupo Mineral Inca, S.A.C..	Camino Real 348 Torre El Pilar, San Isidro, Lima, Peru

ITEM 1A.        RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, including those risk factors contained in our most recent Registration Statements on Form S-1 and Form 10, as amended. These risks include, among others: limited assets, lack of significant revenues and only losses since inception, industry risks, dependence on third party manufacturers/suppliers and the need for additional capital. The Company’s management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          PROPERTIES

The Company currently owns 400 hectares and is in the process of completing the acquisition of another 800 hectares.  The properties include the following projects:

Name	Area (hectares)	Dept	Province	District
Gorilla Graystone II Graystone III	400 800 700	Loreto Loreto Amazonas	Datem del Maranon Datem del Maranon Condorcanqui	Manseriche Manseriche Rio Santiago

The Gorilla Project

In June 2011, the Company acquired the Gorilla Project. The purchase price for the property was $44,000 USD.  The project consists of 400 hectares (one hectares equals 2.47 acres) located in Loreto, Peru (Northern Peru).

The Gorilla Project operation involves alluvial mining of gold from the deposits of sand and gravel usually left from modern or ancient stream beds.

Exploration Plan and Activities.

The Company has completed 2 separate bulk sampling projects on the Gorilla Project.  The first was lasted for 23 days and the second lasted 2 days.  The bulk sampling was conducted to provide internal numbers to management to determine the feasibility of continuing with the project.  In addition to the bulk sampling activities we carried out the following activities:

·
Implemented a community relations program to inform local communities of the project and what potential opportunities that may exist for community involvement in the implementation phases of the development program;

·	Acquired equipment for further evaluation and development of resources;
·	Set-up an operational base in the project area to continuously review the exploration program and prior experiences gained operating in this difficult terrain;
·	Began bulk sampling of the site to assist in mapping the property
·	Commissioned a preliminary master plan which indicated the size and scope of our projected operations and areas where more information is required.

The Company is currently mapping the Gorilla Project to determine the contour map and what equipment will be necessary for mining operations.

Figure X.1
Gorilla Project Boundary Map

The Graystone II Project

In June 2011, the Company claimed the Graystone II project from the Peruvian government.  The project consists of 800 hectares (one hectares equals 2.47 acres) located in Loreto, Peru (Northern Peru).   The property is adjacent to the Company's Gorilla Project.

The Company is currently in the process of having the project moved into its subsidiary.  Once that is completed, the Company will begin preliminary exploration activities on the property.

Figure X.2
Graystone 2 Project Boundary Map

Figure X.3
Gorilla and Graystone 2 Project Boundary Map

The Graystone III Project

In February 2012, the Company claimed the Graystone III project from the Peruvian government.  The project consists of 700 hectares (one hectares equals 2.47 acres) located in Amazonas, Peru (Northern Peru).   The property is approximately 3.5 hours north from the Company's project Gorilla and Graystone II.

The Company is currently in the process of having the project moved into its subsidiary.  Once that is completed, the Company will begin preliminary exploration activities on the property.

ITEM 3.          LEGAL PROCEEDINGS

The Company is not a party to any litigation.

ITEM 4.           REMOVED AND RESERVED

None.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock trades over-the-counter and is quoted on the OTC Bulletin Board under the symbol “GYST.” The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected.  The Company received its ticker symbol on August 3, 2011.  The Company's stock has no traded effected until the 4th Quarter 2011.

Common Stock
Fiscal Year 2011	High	Low
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$0.32	$0.12

 Holders of Common Equity

As of April 13, 2012 there were 191,352,500 common shares outstanding.  During the fiscal year 2011, the high and low sales prices of our common stock on the OTC Bulletin Board were $0.32 and $0.12, respectively, and we had 76 holders of record of our common stock.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on Nasdaq or a national securities exchange, our stock is characterized as a “penny stock” under applicable securities regulations. Our stock therefore is subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

Cleartrust, LLC is the transfer agent for our common stock. The principal office of Cleartrust is located at 16540 Pointe Village Drive, Ste 201, Lutz, FL 33558 and its telephone number is (813) 235-4490.

Dividend Policy

We declared $46,763  in dividends for the fiscal year 2011. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Recent Sales (Issuances) of Unregistered Securities

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

Issuer purchase of equity securities

There were no issuer purchases of securities during the period covered by this report.

ITEM 6.           SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained herein involve risks and uncertainties, including statements as to:

·	our future operating results;

·	our business prospects;

·	our contractual arrangements and relationships with third parties;

·	the dependence of our future success on the general economy;

·	our possible financings; and

·	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto, included elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to those differences include those discussed below and elsewhere in this report, particularly in the “Risk Factors” section.

Going Concern

Our financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Overview

During our current fiscal year ended December 31, 2011, we generated sales of $130,718 and incurred a net loss of $2,163,126.  We have received no substantial revenue ($4,989) from the production of gold or other metals since our inception, and historically relied on our other divisions and equity and debt financings to finance our ongoing operations. Our operations generated a net loss of $2,118,132 from inception (March 27, 2010) through the fiscal year ended December 31, 2011. In order to fund operations in the fiscal years ended December 31, 2011, we relied on proceeds received under the private placement sale in secured convertible debentures aggregating $42,500 from Asher Enterprises, and proceeds received from notes payable of $94,448 from our shareholders.

Results of Operations

For the years ended December 31, 2011 and December 31, 2010, the Company generated the following revenue:

	Years Ended December 31,
	2011	2010

Sales, net	$130,719	$68,824
Cost of Goods Sold	45,660	14,074
Gross Profit	85,059	54,750

For the years ended December 31, 2011 and December 31, 2010, the Company generated the following expenses:

	Years Ended December 31,
	2011	2010

General and Administrative	$1,685,608	$6,409
Legal and Professional	325,825	-
Research and Development	208,009	-
	2,219,442	6,409

The Company's research and development expenses are related to the Company's mining activities in Peru and include exploration on the Company's mining properties. Of the Company's total expenses of $2,210,442 for the fiscal year ending December 31, 2011, $1,269343 was associated to impairment loss on goodwill associated with the acquisition of GMI, $796,035 for services rendered where stock was issued in lieu of cash, and $55,472 in discounts for notes payable issued.  As a result the Company, had a net cash loss of $50,338 compared to a new cash profit of $11,697 for the fiscal year ending December 31, 2010 (please refer to the Financial Statements beginning on F-1 and the associated notes).

Liquidity and Capital Resources

The following is a summary of our balance sheet as of December 31, 2010 and December 31, 2011:

	Years Ended December 31,
	2011	2010

Cash	$793	$5,552
Accounts receivable	17,120	11,644
Shareholders' subscription receivable	350,000	-

Stockholders' Equity	332,333	54,351

In the opinion of management, available funds will not satisfy our growth requirements for the next twelve months. The Company expects that its current revenue will allow us to satisfy our current operations and our reporting requirement for the next twelve months.   However, if our revenue decreases we may not able to support our current operations and reporting obligations without obtaining additional funds.  We believe our currently available capital resources will allows us to begin operations within our natural resource division and maintain its operation over the course of the next 12 months; however, our other expansion plans would be put on hold until we could raise sufficient capital.  The Company expects that it needs to raise between $200,000 and $500,000 to acquire the necessary equipment to begin full mining operations in Peru. We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Accounting and Audit Plan

We expect are audit fees to be approximately $10,000 for the 10-K and $2,500 - $5,000 to review our 10-Q.  In the next twelve months, we anticipate spending approximately $30,000 to pay for our accounting and audit requirements.

Off-balance sheet arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our historical financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks includes, but is not limited to, the following risks: changes in interest rates and equity price risks. We do not use derivative financial instruments as part of an overall strategy to manage market risk.

Interest Rate Risk

We had $42,500 of indebtedness under our convertible promissory note with Asher Enterprises. The annual interest rates on convertible promissory note are 8.0%.  Additionally, we do not have any investment in debt instruments other than highly liquid cash equivalents. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Equity Price Risk

We have in the past sought and will likely in the future seek to acquire additional funding by sale of common stock and other equity instruments. Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell common stock or other equity at an acceptable price to meet future funding requirements.

Commodity Price Risk

We currently have only limited production but expect to produce increasing amounts of gold and silver in our fiscal year 2012. As we increase production and sales, changes in the price of gold and other minerals could significantly affect our results of operations and cash flows. We do not presently expect to hedge the sale of any of our anticipated production.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE GRAYSTONE COMPANY
CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2011 and for the Years Ended
December 31, 2010

THE GRAYSTONE COMPANY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
The Graystone Company, Inc.

We have audited the accompanying consolidated balance sheet of The Graystone Company, Inc. and subsidiaries(the Company), as of December 31, 2011 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended of 2011. The consolidated financial statements of The Graystone Company, Inc. as of December 31, 2010, were audited by other auditors whose report dated April 12, 2012, expressed an unqualified opinion on those statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Graystone Company, Inc. and subsidiaries as of December 31, 2011 and the results of its operations and cash flows for the year ended of 2011 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered huge losses, which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /S/Sam Kan & Company
Sam Kan & Company,

April 12, 2012
Alameda, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of The Graystone Company, Inc.

We have audited the accompanying balance sheets of The Graystone Company, Inc. as of December 31, 2010, and the related operating statements, shareholders’ equity, and cash flows for the period May 27, 2010 (date of inception) through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Graystone Company, Inc. as of December 31, 2010, and the results of its operations and their cash flows for the period from May 27, 2010 (date of inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operation.

/s/ Collie Accountancy
Collie Accountancy
Newport Beach, CA

February 22, 2011

THE GRAYSTONE COMPANY, INC.
CONSOLDATED BALANCE SHEET

	December 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$793	$5,522
Accounts receivable	17,120	11,644
Shareholders' subscription receivable	350,000	-
Total current assets	367,913	17,166

Long term securities	-	25,000
Plant, property & equipment (net of depreciation)	69,713	-
Acquired intangible assets (net of depreciation)	14,000	15,000

Total Assets	451,626	57,166

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$10,495	$-
Accrued expenses	1,637	2,815
Current portion of long term debts	12,713	-
Total Current liabilities	24,845	2,815

Long term debts	94,448	-
Total liabilities	119,293	2,815

Stockholders' (deficit) equity
Class A Common Stock, $.0001 par value; 700,000,000 shares authorized, 190,557,500 and 46,000,000 shares issued and outstanding as of December 31, 2011 and December 31, 2010 respectively	19,056	4,600

Class B Common Stock, $.001 par value; 5,000,000 shares authorized, 1,400,000 and 0 shares issued and outstanding as of December 31, 2011 and December 31, 2010 respectively	1,400	-

Additional paid-in capital	2,476,773	10,500
Dividend paid	(46,764)	(6,275)
Accumulated deficits	(2,118,132)	45,526
Total stockholders' (deficit) equity	332,333	54,351

Total liabilities and stockholders' (deficit) equity	$451,626	$57,166

See accompanying notes to condensed consolidated financial statements

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
	Years Ended December 31,
	2011	2010

Sales, net	$130,718	$68,824
Cost of goods sold	45,660	14,074
Gross profit	$85,058	$54,750

Operating Expenses
General and administrative	1,685,608	6,409
Legal and professional	325,825	-
Research and development	208,009	-
Total operating Expenses	2,219,442	6,409

Loss from operations	(2,134,384)	48,341

Other income (expense)
Interest income	100	-
Interest expenses	(3,842)	-
Loss on sale of assets	(25,000)	-
Total other income (expense)	(28,742)	-

Loss before income taxes	(2,163,126)	48,341

Provision for income taxes	532	2,815

Net loss	$(2,163,658)	$45,526

Net loss per share of common stock:
Basic	$(0.02)	$0.00

Weighted average number of shares outstanding	109,078,130	45,757,991

See accompanying notes to condensed consolidated financial statements

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Cumulative from May 27, 2010 (inception) to December 31, 2011

	Common Stock Class A		Common Stock Class B		Additional Paid	Retained	Dividend
	Shares	Amount	Shares	Amount	in Capital	Earnings	paid	Total
Balance May 27, 2010 (Inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock at $.0001 per share	46,000,000	4,600	-	-	10,500	-	-	15,100
Cash dividends issued	-	-	-	-	-	-	(6,275)	(6,275)
Net loss, period ended December 31, 2010	-	-	-	-	-	45,526		45,526
Balance December 31, 2010	46,000,000	$4,600	-	$-	$10,500	$45,526	$(6,275)	$54,351

Issuance of common stock at $.0001 per share	144,557,500	14,456	1,400,000	1,400	2,412,282	-	-	2,428,138
Issuance of convertible notes in connection with warrants issued	-	-	-	-	42,500	-	-	42,500
Stock based compensation	-	-	-	-	11,491	-	-	11,491
Cash dividend issued	-	-	-	-	-	-	(16,000)	(16,000)
Stock dividends issued	-	-	-	-	-	-	(24,489)	(24,489)
Net loss, year ended December 31, 2011	-	-	-	-	-	(2,163,658)	-	(2,163,658)
Balance December 31, 2011	190,557,500	$19,056	1,400,000	$1,400	$2,476,773	$(2,163,658)	$(46,764)	$332,333

See accompanying notes to condensed consolidated financial statements

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

			From Inception on
			March 27, 2010
			Through
	Year Ended December 31,		December 31,
	2011	2010	2011
Cash flows from operation activities
Net income (loss)	$(2,163,658)	$45,526	$(2,118,132)
Adjustments to reconcile net income to net cash used by operating activities
Depreciations on plant, property & equipment	1,287	-	1,287
Amortizations on intangible assets	1,000	-	1,000
BCF note discount	(38,658)	-	(38,658)
Impairment loss on goodwill	1,269,343	-	1,269,343
Loss on sale of securities	25,000	-	25,000
Issuance of common stock for services contributed	796,035	-	796,035
Issuance of notes for services contributed	12,972	-	12,972
Issuance from BCF note discount	42,500	-	42,500
Changes in operating assets and liabilities:
Accounts receivable	(5,476)	(11,644)	(17,120)
Accounts payable	10,495	-	10,495
Accrued expenses	(1,178)	2,815	1,637
Stock based compensation	-	(25,000)	(25,000)
Net cash used by operating activities	(50,338)	11,697	(38,641)

Cash flows from investing activates
Purchase of plant, property & equipment	(71,000)	-	(71,000)
Purchase of GMI Investment	(350)	-	(350)
Intangible assets	-	(15,000)	(15,000)
Net cash provided (used) by investing activities	(71,350)	(15,000)	(86,350)

Cash flows from financing activates
Proceeds from issuance of common stock, net of issuance costs	169,105	15,100	184,205
Proceeds from notes payable	153,976	-	153,976
Repayment of notes payable	(190,122)	-	(190,122)
Cash dividend paid	(16,000)	(6,275)	(22,275)
Net cash provided by financing activities	116,959	8,825	125,784

Net change in cash and cash equivalent	(4,729)	5,522	793

Cash and cash equivalent at the beginning of the year	5,522	-	-

Cash and cash equivalent at the end of the year	$793	$5,522	$793

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-	$
Income Taxes	$2,208	$-	$

Supplemental non-cash investing and financing activities
Issuance of common stock for services contributed	$796,035	$-	$796,035
Issuance of notes for services contributed	$12,972	$-	$12,972
Issuance of stock dividend	$24,489	$-	$24,489
Subscription receivable	$350,000	$-	$350,000

See accompanying notes to condensed consolidated financial statements.

Note 1 – Nature of Operations

The Graystone Company, Inc. (“Graystone”, “we”, “us”, “our”, the "Company" or the "Registrant") was originally incorporated in the State of New York on May 27, 2010 under the name of Argentum Capital, Inc.   Graystone was reincorporated in Delaware on January 10, 2011 and subsequently we changed our name to The Graystone Company, Inc on January 14, 2011.  Graystone is domiciled in the state of Delaware, and its corporate headquarters are located in Las Vegas, Nevada.

The Graystone Company, Inc. is a holding company whose primary operating activities involve acquiring and developing mining properties amenable to low cost production.  In January 2012, the Company launched a new division that sells gold, silver and other precious metals to retail buyers.  The Company also operates other divisions that include a marketing division, real estate division, and consulting division.

The Graystone Company, Inc. has two dormant subsidiaries as indicated below,

Grupo Minero Inca S.A., - a Peru Corporation with equity interest of 100%

Graystone Mining Company – a Nevada Corporation with equity interest of 100%

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

In the coming year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with operations and business developments. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds such as shareholder loans and advances to finance its operations and growth. Management may raise additional capital by retaining net earnings or through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

Note 2 – Significant Accounting Policies

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable.  The Company believes that the recorded values of all of its other financial instruments approximate their fair values because of their nature and respective maturity dates or durations. The fair value of our long-term debt is determined by using estimated market prices. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

Level 1: Inputs are based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

Level 2: Inputs include quoted prices for similar assets or liabilities in active markets and/or quoted prices for identical or similar assets or liabilities in markets that are not active near the measurement date.

Level 3: Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The fair value of the majority of our cash equivalents was determined based on “Level 1” inputs. The Company does not have any marketable securities in the “Level 2” and “Level 3” category. The Company believes that the recorded values of all our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of December 31, 2011 and 2010.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may

Note 2 – Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

require management judgment. As of December 31, 2011 and 2010, the Company has assets and liabilities in cash, various receivables, property and equipments, and various payables. Management believes that they are being presented at their fair market value

Income Taxes

In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”), the Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements, but have not been reflected in the Company's taxable income.  A valuation allowance has been established to reduce deferred tax assets to their estimated realizable value.  Therefore, the Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  Cash and cash equivalents may at times exceed Federally-insured limits. To minimize this risk, the Company places its cash and cash equivalents with high credit quality institutions.

Accounts Receivable

Accounts receivable, if any, is carried at the expected net realizable value. The allowance for doubtful accounts, when determined, will be based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. As of December 31, 2011 and 2010, the balances of accounts receivable were $17,120 and $11,644, respectively.

Long Term Securities

In 2010, the Company acquired 2,500,000 shares from Avarus Inc. for consulting services rendered with a value of $25,000. At the end of 2011, the management realized Avarus Inc. is no longer engaged in active operations, all shares are determined as having zero asset value. Therefore, the management wrote off all shares by having a total loss of 25,000 and recorded the loss on sale of assets under other income (expense) in the Consolidated Statement of Operations for the Year ended December 31, 2011.

Plant, Property and Equipment

Plant, property and equipment are carried at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement.  Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.  The balance of plant, property and equipment, net of depreciation was $69,173 and $0 as of December 31, 2011 and December 31, 2010, respectively.

Note 2 – Significant Accounting Policies (Continued)

Plant, Property and Equipment (Continued)

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. As of December 31, 2011, depreciation expenses were $887.

Estimated Useful Lives
Land	Indefinite
Building	27.5 years
Equipment	5 years

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and other intangible assets are tested for impairment annually and more frequently if certain impairment indicators are identified.

The Company acquired the goodwill in Peru in the amount of $1,269,343, related to the acquisition of Grupo Minero Inca (GMI). Refer to the Note 10 “Business combination” of the Notes to Consolidated Financial Statements for details.

Goodwill is measured and tested for impairment on a quarterly basis in the fourth quarter of each year in accordance with the Accounting Standards Codification No. 350 (“ASC 350”), Intangibles–Goodwill and Other, or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may include adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in market capitalization. The performance of the test involves a two-step process. The first step requires comparing the fair value of the each of our reporting units to its net book value, including goodwill. The Company has one reporting unit. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, impairment exists and is recorded.

During the year ended December 31, 2011, the Company evaluated the value of the goodwill. The Company considered this change as a triggering event and performed an interim impairment test of goodwill in accordance with ASC 350 as of December 31, 2011.

Based on the results of the first step of the goodwill analysis, it was determined that the Company’s net book value exceeded its estimated fair value as there is only highly limited potential for future revenue generated from the Company.  As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of the Company and the sum of the fair value of the identified net assets results in the residual value of goodwill. The results of step two of the goodwill analysis indicated that there would be no remaining implied value attributable to goodwill and accordingly, the Company wrote off the $1,269,343 goodwill at the Company and recognized a goodwill impairment charge of $1,269,343 as “Goodwill impairment” under general and administrative expense in the Consolidated Statements of Operations for the year ended December 31, 2011.  For further information on goodwill and other intangible assets, see Note 5 “Other Intangible Assets and Goodwill” of Notes to Consolidated Financial Statements for details.

Note 2 – Significant Accounting Policies (Continued)

Notes Payable

Notes payable is classified as current if the maturity date is within 12 months after December 31, 2011, and otherwise it is classified as non-current.

On November 29, 2011 the Company received a note in the amount of $42,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on September 5, 2012. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.  As of December 31, 2011 and 2010, the balances of notes payable including current and non-current were $107,161 and $0 respectively.

The remaining notes payable are all related to related parties transactions; see Note 4 “Related Party Transactions” of Notes to Consolidated Financial Statements for details.

Revenue Recognition

The Company has four different divisions. The revenue recognition methods for each division are indicated below.

Natural Resources Division - This division began operating in January 2011and operates the Company’s wholly owned subsidiary Graystone Mining, Inc., a Nevada Company.   This Division is engaged in the business of acquiring gold, silver, precious metal and gems and other mineral properties with proven and/or probable reserves.  The Company has currently begun mining operations in Peru.  The Company's Natural Resources Division is a mine processing entity whereby we locate and extract mineral deposits for refining. Revenue is recognized when products are shipped or delivered if not shipped.

Marketing Division - This division operates under d/b/a paypercallexchange.com. This division began operating in July 2010.  The division serves as an advertising and customer acquisition firm for 3rd party entities.  The Company places generic interactive advertisements through our proprietary process and technologies, in numerous mediums, e.g. print, web, Skype and mobile. Revenue is recognized when the call is generated and transferred to one of the clients.

Consulting Division - This division operates under d/b/a Graystone Ventures.  Graystone Ventures began operating in November 2010.  This division is a strategic, financial and operational consulting entity, which allows clients to outsource aspects of their business.  This division focuses primarily on early staged companies and public companies in the nano-cap and micro-cap but also assists growth and mature companies as well.  This division provides services in the areas of marketing, sales and operations. Revenue is recognized when consulting services are provided to clients.

Real Estate Division - This division began operations in January 2011 and acquired its initial property on March 30, 2011.  On March 30, 2011, the Company retained the services of a consultant to manage its properties and locate additional properties in the Fort Wayne, Indiana area.  Revenue is recognized when management services are provided to clients.

Note 2 – Significant Accounting Policies (Continued)

Equity Warrants

The Company has issued warrants to purchase shares of its common stock in connection with convertible notes. In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the notes were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. The Company records the fair value of the warrants at the time of issuance as additional paid in capital and as a debt discount to the notes.  The Company amortizes this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrants with the convertible notes, a beneficial conversion option is recorded as a debt discount reflecting the incremental conversion option intrinsic value of the conversion option provided to the holders of the notes. Company also amortizes this debt discount as interest expense over the life of the notes.  The intrinsic value of each conversion option was calculated as the difference between the effective conversion price and the fair value of the common stock, multiplied by the number of shares into which the note is convertible.

Stock-Based Compensation

The Company accounts for share-based payments, including grants of stock options to employees, consultants and non-employees; moreover, the Company issues warrants to the consultants and related parties.  The Company is required to estimate the fair value of share-based awards and warrants on the date of grant. The value of the award is principally recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of stock options and warrants as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model requires the input of certain assumptions.  Changes in the assumptions used in Black-Scholes model can materially affect the fair value estimates. The Company evaluates the assumptions used to value stock options on an annual basis. The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding.

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, the Company continued to use historical volatility in deriving its expected volatility assumption as allowed under GAAP because it believes that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based on 5-year U.S Treasury zero-coupon rates appropriate for the expected term of the stock options. The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as the Company does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which is also based on historical data. For the years ended December 31, 2011 and 2010, stock based compensation expense was approximately $11,491 and $0 respectively, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to the employees.

Note 2 – Significant Accounting Policies (Continued)

Litigation and Settlement Costs

Legal costs are expensed as incurred. The Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) accrue the best estimate within a range of loss if there is a loss or, when there is no amount within a range that forms a better estimate, the Company will accrue the minimum amount in the range. The Company is not presently involved in any legal proceedings, litigation or other legal actions

Research and Development Costs

Costs associated with the development of the Company’s products are charged to expense as incurred. $208,009 and $0 were incurred in the years ended December 31, 2011 and 2010, respectively.

Net Profit / (Loss) Per Common Share

Basic loss per share, which excludes anti-dilutive securities, is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding for that particular period. In contrast, diluted loss per share considers the potential dilution that could occur from other equity instruments that would increase the total number of outstanding shares of common stock. Such amounts include shares potentially issuable under outstanding options, warrants, convertible notes.  There were no potentially dilutive shares outstanding as of December 31, 2011. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

	Year ended December 31,
	2011	2010
Historical net loss per share:

Numerator
Net profit (loss), as reported	$(2,163,658)	$45,526
Less: Effect of amortization of interest expense on convertible notes	-	-
Net profit (loss) attributed to common stockholders (diluted)	(2,163,658)	45,526

Denominator
Weighted-average common shares outstanding	109,078,130	45,757,991
Effect of dilutive securities	-	-
Denominator for diluted net loss per share	109,078,130	45,757,991
Basic and diluted net loss per share	$(0.02)	$0.00

Note 2 – Significant Accounting Policies (Continued)

Recently issued accounting standards

 In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) A Creditors Determination of Whether a Restructuring Is a Troubled Debt Restructuring”.  The update clarifies the guidance on a creditors evaluation of whether it has granted a concession as well as clarifying the guidance when a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  The guidance clarifies when a Company should record impairment due to concessions or the financial difficulties of the debtor.  The new standard is effective for fiscal years and interim periods ending after June 15, 2011.  The guidance should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements”.  ASU 2011-03 applies to transactions where the seller transfers financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The amendments in this guidance remove from the assessment of effective control the criteria requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms even in the event of default by the transferee and the collateral maintenance guidance related to that criterion.  The new standard is effective for fiscal years and interim periods ending after December 15, 2011 and should be applied on a prospective basis.  The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220), and Presentation of Comprehensive Income”.  ASU 2011-05 amends the presentation of other comprehensive income and the Statement of Consolidated Operations. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income,  and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which reporting option is selected, the Company is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.   The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment will be effective for the Company on January 1, 2012 and full retrospective application is required. The Company does not anticipate that this amendment will have a material impact on its financial statements.

Note 2 – Significant Accounting Policies (Continued)

Recently issued accounting standards (Continued)

Effecting certain sections covered under ASU 2011-05,  in December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05”.  The pronouncement is effective for fiscal years and interim periods beginning January 1, 2012 with retrospective application for all comparative periods presented.  The Company’s adoption of the new standard is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment”.  ASU 2011-08 amends the required annual impairment testing of goodwill by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test under Topic 350-24 and Topic 350-20-35-9 is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-24 by calculating the fair value of the reporting unit and comparing the results with the carrying amount.  If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-20-35-9.

An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test.  Additionally, the entity has the option to resume with the qualitative testing in any subsequent period.  The amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”.  The guidance in this update requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented.  The Company’s adoption of the new standard is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Note 3 – Balance Sheet Components

The carrying values of fixed assets as of December 31, 2011 and 2010 were as follows:

	Balance On			Balance On
	December 31, 2010	Additions	Removals	December 31, 2011

Equipment	$-	$12,000	$-	$12,000
Fixtures	-	59,000	-	59,000
Total property	$-	$71,000	$-	$71,000

Accumulated depreciation	$-	$(1,287)	$-	$(1,287)

Net book value				$69,713

Note 4 – Income Taxes

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses for year 2011.  When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 2011 applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.   All tax returns for the Company remain open.

 The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)

Note 4 – Income Taxes (Continued)

Changes in the net deferred tax assets consist of the following:

Accumulated since inception
Net operating loss carry forward	$2,118,132
Valuation allowance	$(2,118,132)
Net deferred tax asset	-

A reconciliation of income taxes computed at the statutory rate is as follows:

Accumulated since inception
Tax at statutory rate (35%)	$741,346
Increase in valuation allowance	$(741,346)
Net deferred tax asset	-

The net federal operating loss carry forward will expire in 2026. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 – Related Party Transaction

On January 25, 2011, the Company issued 350,000 restricted shares of our Class B Common Stock to Paul Howarth in exchange of $7,000 in dividend payments.

On January 25, 2011, the Company issued 350,000 restricted shares of our Class B Common Stock to Joseph Mezey in exchange of $7,000 in dividend payments.

On March 23, 2011, the Company acquired real estate previously owned by Paul Howarth and Joseph Mezey for $15,000 in a note payable.  The note payable is due in full in 12 months and carries an interest rate equal to 0.00%. As of December 31, 2011, all payable amounts have been paid by the Company.

On March 27, 2011, the Company entered into an agreement to purchase 5% of Grupo Minero Inca in exchange for 3,000,000 shares of our Class A Common Stock from Paul Howarh and Joseph Mezey, which was approved by the shareholders at the annual shareholder's meeting, held on April 9, 2011.

On March 27, 2011, the Company issued 1,000,000 restricted shares of our Class A Common Stock to Paul Howarth for services rendered.  The price per shares was $.006 for $6,000 in services rendered.

On March 27, 2011, the Company issued 1,000,000 restricted shares of our Class A Common Stock to Joseph Mezey for services rendered.  The price per shares was $.006 for $6,000 in services rendered.

Note 5 – Related Party Transaction (Continued)

On March 31, 2011, the Company issued 1,500,000 free trading shares of our Class A Common (from the Company’s S-1) Stock to Paul Howarth pursuant to the acquisition of Grupo Minero Inca.  The price per shares was $.05 for $75,000, which was approved by the shareholders at the annual shareholder's meeting held on April 9, 2011.

On March 31, 2011, the Company issued 1,500,000 free trading shares of our Class A Common (from the Company’s S-1) Stock to J.W. Mezey pursuant to the acquisition of Grupo Minero Inca.  The price per shares was $.05 for $75,000, which was approved by the shareholders at the annual shareholder's meeting held on April 9, 2011.

On March 31, 2011, the Company has entered into an agreement with Grupo Minero Inca (“GMI”) to provide the gold extraction services and the overall management for the Companies properties.  GMI will be responsible for the day to day operations of the mining sites while Graystone will be responsible for the acquisition of the mining properties, the equipment necessary to extract the ore and building of a camp for the workers.  GMI will also provide exploration services and locate additional mining properties for Graystone.  Pursuant to the Agreement, Graystone will retain 45% of the gross revenue from the gold extracted from its properties.  Additionally, GMI has agreed that it will not claim any mining proprieties in its own name. Paul Howarth owns 37.5% of GMI and Joseph Mezey own 37.5% of GMI as well, which was approved by the shareholders at the annual shareholder's meeting held on April 9, 2011.

On April 12, 2011, the Company issued 2,375,000 shares of our Class A Common Stock to Joseph Mezey for services rendered.  The price per shares was $.05 for $118,750 in services rendered.

On April 12, 2011, the Company issued 2,375,000 shares of our Class A Common Stock to Paul Howarth for services rendered.  The price per shares was $.05 for $118,750 in services rendered.

On April 18, 2011 the Company received a note in the amount from Renard Properties, LLC in order to acquire a boat for $12,000. The note bears no interest but requires monthly installments of $782.27, beginning on June 1, 2011 and continuing until August 1, 2012.  Late charge of $100 will be incurred for each installment that remains unpaid more than 5 days after its due date. As of December 31, 2011, the balance of the note was $9,170.92 including late fees accrual.

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

On December 31, 2011, the Company issued 2,665,000 shares of its Class A Common Stock to European Holdings Group for $350,000.  As of December 31, 2011, the Company still has not received the $350,000 from European Holdings, thus, the total of $350,000 was recorded under shareholder’s subscription receivables under current assets of the Consolidated Balance Sheet for the year ended December 31, 2011.

The Company received various notes from Renard Properties, LLC during 2011. The note bears no interest and the maturity dates are not within 12 months. As of December 31, 2011 the balances of the notes were $94,448, which it is considered long-term note.

Note 6 – Other Intangible Assets and Goodwill

Goodwill: The Company acquired Grupo Minero Inca (GMI) as a subsidiary in fiscal 2011. GMI is the company the management used to establish all the relationships in Peru and to locate the mining properties. Goodwill was evaluated when the acquisition was complete. As of December 31, 2011, management does the impairment test by using discounted future cash flow method, and realized the impairments of $1,269,343 under the general and administrative expense of the Consolidated Statement of Operations for the Year ended December 31, 2011.

During the year ended December 31, 2011, the Company evaluated the value of the assets of GMI, and realized GMI had no real asset values. The Company considered this change a triggering event and performed an interim impairment test of goodwill in accordance with ASC 350 as of December 31, 2011.

Goodwill is measured and tested for impairment on an annual basis in the fourth quarter in accordance with the Accounting Standards Codification No. 350 (“ASC 350”), Intangibles–Goodwill and Other, or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may include adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in market capitalization. The performance of the test involves a two-step process. The first step requires comparing the fair value of each of our reporting units to its net book value, including goodwill. We have one reporting unit. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, impairment exists and is recorded.

Based on the results of the first step of the goodwill analysis, it was determined that the Company’s net book value exceeded its estimated fair value as there is only highly limited potential for future revenue generated from the Company’s revenue stream. As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of the Company and the sum of the fair value of the identified net assets results in the residual value of goodwill. The results of step two of the goodwill analysis indicated that there the entire goodwill needs to be impaired and the Company recognized a goodwill impairment charge of $1,269,343 under “Impairment loss on goodwill” under general and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2011.

Other intangible assets: Consist of trade secrets and technology cost pending further validation. Estimated useful lives are 15 years.

The Company reviews the carrying values of long-lived assets whenever events and circumstances, such as reductions in demand, lower projections of profitability, significant changes in the manner of our use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected undiscounted future cash flows from its use and eventual disposition. If this review indicates that there is impairment, the impaired asset is written down to its fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows. The Company estimates regarding future anticipated revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in a reduction in net income or an increase to net loss in the period when such determinations are made.  As of December 31, 2011, there was no trigger event which caused the Company to impair the intangible assets.

Note 6 – Other Intangible Assets and Goodwill (Continued)

	2011	2010

Definite-lived intangibles	15,000	15,000
Accumulated amortization	(1,000)	-
Definite-lived intangibles,net	14,000	15,000

Total other intangible assets	$14,000	$15,000

Definite-lived intangibles approximate remaining weighted average useful life in years

Note 7 – Common Stock

The Company is authorized to issue 700,000,000 shares of Class A Common Stock, Class A, with a par value of $0.001.  On May 27, 2010, the Company issued 46,000,000 shares of Class A Common Stock.  In the period ended December 31, 2011, the company issued a total of 190,557,500 Class A Common Stock shares.  The breakdown of shares issuance is shown below:

Date	Category(in exchange for)	Shares issued(canceled)
2/1/2011	Cash	8,750,000
3/28/2011	Cash	1,100,000
3/30/2011	Cash	2,000,000
4/8/2011	Cash	260,000
	Subtotal	12,110,000

3/31/2011	Services Contributed	3,400,000
4/12/2011	Services Contributed	4,750,000
4/13/2011	Services Contributed	3,100,000
6/30/2011	Services Contributed	185,000
8/15/2011	Services Contributed	4,750,000
9/18/2011	Services Contributed	150,000
9/22/2011	Services Contributed	40,000
10/6/2011	Services Contributed	130,000

Note 7 – Common Stock (Continued)

10/14/2011	Services Contributed	1,000,000
10/15/2011	Services Contributed	150,000
11/4/2011	Services Contributed	700,000
11/8/2011	Services Contributed	102,500
12/1/2011	Services Contributed	50,000
10/1/2011	Services Contributed	(3,600,000)
	Subtotal	14,907,500

3/31/2011	GMI Acquisition	27,000,000
10/17/2011	GMI Acquisition	(10,000,000)
	Subtotal	17,000,000

12/25/2011	Subscription Receivables	2,655,000
	Subtotal	2,655,000

10/3/2011	Stock Dividend	97,885,000
	Subtotal	97,885,000

	Shares issued in the beginning balance	46,000,000
	Total Class A Common Stock Shares Issued in 2011	144,557,500
	Shares issued as of December 31, 2011	190,557,500

Note 7 – Common Stock(Continued)

The Company is authorized to issue 5,000,000 shares of Class B Common Stock, Par Value with a par value of $0.001.  The Class B shares do not have the right to convert into Series A.  Additionally , the Series B votes with the Common A shareholders, unless prohibited by law, and have voting rights equal to 100 votes for each share of Class B Common Stock.  In the period ended December 31, 2011, the company issued a total of 1,400,000 Class B Common Stock shares.

Note 8 – Dividends

The Company declared and paid cash and stock dividends to its shareholders during fiscal year ending December 31, 2011. As of December 31, 2011, total cash and stock dividends were declared and paid were $16,000 and $24,489, respectively. All cash and stock dividends were approved by the board of directors during year 2011.

Note 9 - Fair Value Measurements

Determination of fair value

Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Assets Measured at Fair Value on a Recurring Basis

As of December 31, 2011, none of the Company’s cash balances were invested in financial instruments. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of December 31, 2011:

As of December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:

Cash (1)	$793	$793

(1) Included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include money market securities. The Company reviewed its financial and non-financial assets and liabilities for the year ended December 31, 2011 and concluded that there were no material impairment charges during each of these periods.

Note 10 – Significant Transactions

Business Combination

On March 31, 2011, the Company has entered into an agreement with Grupo Minero Inca (“GMI”) to provide the gold extraction services and the overall management for the Companies properties.  GMI will be responsible for the day to day operations of the mining sites while Graystone will be responsible for the acquisition of the mining properties, the equipment necessary to extract the ore and building of a camp for the workers.  GMI will also provide exploration services and locate additional mining properties for Graystone.  Pursuant to the Agreement, Graystone will retain 45% of the gross revenue from the gold extracted from its properties.  Additionally, GMI has agreed that it will not claim any mining proprieties in its own name. Paul Howarth owns 37.5% of GMI and Joseph Mezey own 37.5% of GMI as well, which was approved by the shareholders at the annual shareholder's meeting held on April 9, 2011.  The purchase price was allocated to tangible assets, common stock, additional paid-in-capital, and liability assumed, based on their estimated fair values as follows:

Tangible assets	$350
Common stock	1,700
Additional paid-in-capital	1,098,300
Liabilities assumed	168,993
$1,269,343

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and GMI as though the companies were combined as of the beginning of year 2011. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the acquisition, including amortization charges from acquired intangible assets, adjustments to interest expenses for certain borrowings and exclusion of acquisition-related expenses and the related tax effects as though the companies were combined as of the beginning of the year 2011. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the year 2011.

	(Unaudited)
	Year Ended
	December 31
	2011	2010
Total revenue	$4,990	$-
Net Income (loss)	(203,019)	-
Basic and diluted loss per share	$0.00	$-

Note 11 – Convertible Notes Payable

Graystone Convertible Notes:

On November 29, 2011, the Company had issued unsecured convertible promissory notes to Asher Enterprises, Inc. in the total amount of $42,000 at 8% simple annual interest rate with a conversion price 57% of the market price as of December 31, 2011.  The $42,500 together with any accrued interest will be repaid on September 5, 2012.  At the time the convertible promissory notes were issued, the stock value of the current fair market valued greater than the proceeds of the convertible promissory notes.

Note 11 – Convertible Notes Payable (Continued)

Conversion Rights:

At any time on or prior to the Maturity Date, at the option of the Company I its sole discretion, all or any portion of the then outstanding Principal Amount and accrued but unpaid interest of this Note may be converted (the “Optional Conversion”) into a number of shares of the Company’s common stock (the “Optional Conversion Shares”) equal to the amount of the then outstanding Principal Among plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be 57% of the market price as of December 31, 2011.

$42,500	11/29/11	8%
(38, 658)	minus discount of beneficial conversion feature,
$3,842

NOTE 12 – Stock options and warrants

Stock options

In September 2011 and October 2011, the Company’s Board of Directors approved to grant 13,200,000 and 224,000 stock options, respectively to the employees.

Valuation Assumptions

The Company valued its stock-based payment awards granted using the Black-Scholes model, during the years ended December 31, 2011 and 2010.  The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. The Company’s stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

For the years ended December 31, 2011 and 2010, respectively, the fair value of options granted were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Equity Incentive Plans for Years Ended December 31,
	2011	2010

Expected terms (in years)	1-2	0
Volatility	50%	0%
Risk-free interest rate	6.25%	0%
Expected dividend rate	0.00%	0.00%
Weighted average fair value	$0.05	$0.00

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by optionees.  The Company uses historical volatility in deriving its expected volatility assumption because it believes that future volatility over the expected term of the stock options is not likely to differ from the past.  The risk-free interest rate assumption is based on the 5-year U.S Treasury zero-coupon rate with a remaining term equal to the expected term used as the assumption in the model.

NOTE 12 – Stock options and warrants (Continued)

Valuation Assumptions (Continued)

The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.  The fair value of the shares of common stock underlying the stock options has historically been determined by the board of directors. On or before December 31, 2011 there has been no public market for the Company’s common stock. Consequently, the board of directors has historically determined the fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors.  The fair value of the underlying common stock has been determined by the board of directors until such time as the Company’s common stock commenced trading on the over the counter bulletin board (OTCBB).

FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company only records stock-based compensation expense for awards that are expected to vest. While the Company generally considers historical forfeitures in its estimates, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. The Company’s estimates for forfeitures may differ from actual forfeitures. If actual results differ significantly from these estimates, stock-based compensation expense and its results of operations could be materially impacted when the Company records a true-up for the difference in the period that the awards vest. The Company adjusts stock-based compensation expense based on its actual forfeitures on an annual basis, if necessary.

Stock compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period, generally 2 years, during which each tranche of shares is earned (zero, one and two years).  The value of each tranche is amortized on a straight-line basis.  For the years ended December 31, 2011 and 2010, stock based compensation expense was approximately $11,491 and $0, respectively, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to employees.

Note 13 – Segment Information

The Company is organized as, and operates in, one reportable segment: software application products. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources, accompanied by information about revenue by geographic regions. The Company’s assets are primarily located in the United States of America and not allocated to any specific region and it does not measure the performance of its geographic regions based upon asset-based metrics. Therefore, geographic information is presented only for revenue. Revenue by geographic region is based on the ship to address on the customer order

The following present total revenue by geographic region for the six month period ended June 30, 2011, for the nine month period ended September 30, 2011 and for the year ended December 31, 2011:

	Six Months Ended June 30,	Nine Months Ended September 30,	Year Ended December 31,
Revenues:	2011	2011	2011

U.S. Sales	$76,129	$107,641	$125,728
Oversea Sales	$4,990	$4,990	$4,990
Total revenues	$81,209	$112,631	$130,718

Note 14 - Commitments and legal proceedings

Legal Proceedings

The Company is not presently involved in any legal proceedings and was not involved in any such legal proceedings during the year ended December 31, 2011.

Indemnification

Under the indemnification provisions of the Company’s customer agreements, the Company agrees to indemnify and defend its customers against infringement of any patent, trademark, or copyright of any country or the misappropriation of any trade secret, arising from the customers’ legal use of the Company’s services. Exposure to the Company under these indemnification provisions is generally limited to the total amount paid by the customers under pertinent agreements. However, certain indemnification provisions potentially expose the Company to losses in excess of the aggregate amount received from the customer. To date, there have been no claims against the Company or its customers pertaining to such indemnification provisions and no amounts have been recorded

Note 15 – Subsequent Events

On January 10, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $32,500 (the "Note").  The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid by the maturity date of October 12, 2012.  The Note is convertible into common stock, at Asher's option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

In February 2012, the Company's Board of Directors decided to cease operating this division and redeploy the resources from Real Estate division to its natural resources division.  The Company will maintain to rent out the property it owns until it can be sold.

On February 15, 2012, the Company claimed an addition 700 hectares in Peru.  The claimed is called "Graystone III".

On February 28, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $32,500 (the "Note").  The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid by the maturity date of November 30, 2012.  The Note is convertible into common stock, at Asher's option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

In April 2012, the Company filed with the US Securities and Exchange Commission a PRE 14C informing shareholders of the fact that the holders of a majority of the outstanding shares of our Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”), have executed a Written Consent and Action of Stockholders in Lieu of a Meeting approving an amendment to our Certificate of Incorporation to conduct a reverse stock split of the outstanding Class A Common Stock of the Company, par value $0.0001 per share, by a ratio of Four Hundred to One (400:1)  (the “Split”) to be effective on or around April 16, 2012 or when regulatory approval is obtained

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have not had any disagreements with our auditors on any matters of accounting principles, practices, or financial statement disclosure.

ITEM 9A.       CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Rule 308(b) of Regulation S-K, which permits the Company to provide only management’s report in this Annual Report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance  with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2011:

Resources: As of December 31, 2011, we had one part-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

Management’s Remediation Initiatives

As our resources allow, we will add financial personnel to our management team.  We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions.  We will also create an audit committee made up of our independent directors.

(b)           Changes In Internal Control Over Financial Reporting

We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Position
Paul Howarth	43	CEO, Director
J.W. Mezey	37	President, CFO and Director

Paul Howarth, CEO/ Director.   Mr. Howarth is our CEO and a member of the Board of Directors.  In May 2010, Mr. Howarth co-founded The Graystone Company with J.W. Mezey.  In 2007, Mr. Howarth became involved with Renard Properties, LLC which acquires and invests in real estate throughout the US.  Mr. Howarth is the managing member of Renard Properities, LLC.  Renard Properties is an affiliate of the Company due to the fact that it owns more than 10% of the Common Stock of the Company.  From August 2008 – July 2010, Mr. Howarth was the CEO and member of the Board of Directors of Forterus, Inc.  Forterus is a behavioral health company focusing on drug and alcohol rehabilitation. From February 2006- July 2008, Mr. Howarth served as the Senior Vice-President of Bear Stearns and Co.  Bear Stearns and Co. was a global investment bank and securities trading and brokerage firm.  Mr. Howarth was responsible for the purchase of mortgages from mortgage bankers that were secured by Bear Stearns or its affiliates.   From 2004 - 2006, Mr. Howarth worked as a license real estate broker in California.  From 2002 – 2004, Mr. Howarth served as the Director of Production of Home Loan Center where he was responsible for 13 sales managers and over 150 sales staff.  Home Loan Center was a mortgage broker/bank and was acquired by Lendingtree.com in 2004.  Mr. Howarth received his B.A. from Seton Hall University.

Except as stated above, none of the Companies or entities Mr. Howarth has previously worked for is a parent, subsidiary or other affiliate of the Company.

Mr. Howarth's activities related to projects not related to the business of the Company are minimal.  His responsibilities to the other entities are related to personal investments or are conducted after hours or on the weekend.  Mr. Howarth, as an uncompensated director, devotes his time to the business of Company as the operations and business of the Company require which is approximately 15 – 20 hours per week.  Furthermore, the Company expects that Mr. Howarth will, in our 2nd Quarter 2011, devote equal to or excess of 40 hours per week.

Due to Mr. Howarth’s experience of being on the board of directors and CEO of Forterus, Inc. and his experience of managing large staffs with Bear Stearns and Home Loans Center the shareholders felt Mr. Howarth should serve as a director of the Company.

Joseph Mezey, CFO/Director.  Mr. Mezey is our CFO and a member of the Board of Directors. In May 2010, Mr. Mezey co-founded The Graystone Company with Paul Howarth.  In December 2010, Mr. Mezey became a member of the LLC Renard Properties.  Mr. Mezey has no duties or responsibilities with regard to Renard Properties.  Renard Properties acquires and invests in real estate throughout the US.  Renard Properties is an affiliate of the Company due to the fact that it owns more than 10% of the Common Stock of the Company.  Since July 2008, Mr. Mezey has worked as the President of WTL Group, Inc,, his family’s company, which is in involved in the manufacturing and sell of products produced in China. WTL Group is an affiliate of the Company due to the fact that it owns more than 10% of the Common Stock of the Company.  From August 2008 – June 2010, Mr. Mezey was previously a member of the Board of Directors of Forterus, Inc. and served as its CEO from February through August 2008. Forterus is a behavioral health company focusing on drug and alcohol rehabilitation. From March 2007 - May 2008, Mr. Mezey was also the CEO of the Mezey Howarth Racing Stables which owned, raced and breed thoroughbreds throughout the United States. From January 2005 – April 2007, Mr. Mezey was the President/COO of NAPP Tour, Inc. (North American Poker Tour). NAAP Tour created a new processional poker tour that was to be aired on television. From 2004 - 2005, Mr. Mezey was the Chief Legal Officer and Interim Chief Accounting Officer of College Partnership, Inc.  College Partnership provided college preparatory services to high school student and their parents including SAT courses, selection of majors and college selection.  While at College Partnership Mr. Mezey worked with the auditors and finance department to create a system of accounting control and procedures. From 2003 - 2004, Mr. Mezey worked for Vision Direct Marketing as its Vice-President of Operations and General Counsel. From 2002 - 2003, Mr. Mezey worked as an attorney in Washington D.C. Mr. Mezey graduated from Georgetown University Law Center with an LL.M. in Securities and Financial Regulation. Mr. Mezey received his J.D., with cum laude honors, from New England School of Law and his B.S. from Virginia Commonwealth University.

Except as stated above, none of the Companies or entities Mr. Mezey has previously worked for is a parent, subsidiary or other affiliate of the Company.

Due to Mr. Mezey’s experience of being on the board of directors and CEO of Forterus, Inc., and his experience working as Chief Accounting Officer for other public companies and his background in securities law, the shareholders felt Mr. Mezey should serve as a director of the Company.

Mr. Mezey's activities related to projects not related to the business of the Company are minimal.  His responsibilities to the other entities are related to personal investments or are conducted after hours or on the weekend. Mr. Mezey's work for WTL Group is merely related to assisting his family's company on as needed basis and so long as it does not interfere with his work for the Company.   Mr. Mezey, as an uncompensated director, devotes all of his time to the business of Company as the operations and business of the Company require which is equal to or greater than 40 hours per week.  Furthermore, the Company expects that Mr. Mezey will, in our 2nd Quarter 2011, devote equal to or excess of 40 hours per week.

The foregoing persons are promoters of The Graystone Company, Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Our management has not been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Code of Ethics

We have adopted a Code of Ethics which is designed to ensure that our directors and officers meet the highest standards of ethical conduct. The Code of Ethics requires that our directors and officers comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. A copy of the Company's code of ethics has been attached to this prospectus as Exhibit 14.

Committees of the Board of Directors

The Company does not presently have a separately designated audit committee, compensation committee, nominating committee, executive committee or any other committees of its Board of Directors. As such, the sole director acts in those capacities. The Company believes that committees of the Board are not necessary at this time given that the Company is in its exploration stage. However, the sole director will continue to study this matter, and the Company plans to add Board members and/or committees of the Board as its business develops.

Audit Committee Financial Expert

Mr. Howarth nor Mr. Mezey does not qualify as an “audit committee financial expert.” The Company believes that the cost related to retaining such a financial expert at this time is prohibitive, given its current operating and financial condition. Further, because the Company is in the development stage of its business operations, it believes the services of an audit committee financial expert are not warranted at this time.

ITEM 11.        EXECUTIVE COMPENSATION

The Companies’ officers and director have receive any annual salary of $1.00 per year for the services rendered on behalf of the Company.

Name and				Stock	All other
Principal Position	Year	Salary	Bonus	Awards	Compensation		TOTAL

Paul Howarth,	2011	$1.00	0	0	4,300	1, 2	4,301
Chairman and CEO

Joseph Mezey, CFO	2011	$1.00	0	0	4,300	1, 2	4,301
Director

1.  Represents dividend payment received to the shareholders in which Mr. Howarth and Mr. Mezey are the beneficial owners.

2.  Does not reflect stock issuance of $243,500 to Renard Properties, LLC and WTL Group.

Stock Option Grants

For the years ended December 31, 2011 and 2010, stock based compensation expense was approximately $11,491 and $0 respectively, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to the employees.

In September 2011 and October 2011, the Company’s Board of Directors approved to grant 13,200,000 and 224,000 stock options, respectively to the employees.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 27, 2012, with respect to the beneficial ownership of 157,030,000 outstanding shares of the Company’s Class A Common Stock by (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) the Company’s officers and directors; and (iii) the Company's officers and directors as a group.  A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.  Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o The Graystone Company, Inc., 2620 Regatta Drive Ste 102, Las Vegas, NV 89128.

Identity of Shareholder	Number of Class A Common Shares	Percentage of Beneficial Ownership

Paul Howarth, CEO (1),(3)	880,000	0.01%

Joseph Mezey, CFO (2), (3)	12,300,000	6.43%

Renard Properties, LLC (1)(3)	58,200,000	30.42%

WTL Group, Inc. (2)(3)	46,750,000	24.44%

Blaine Riley	38,900,000	20.33%
10911 E. Progress Avenue
Englewood, CO 80111

WTL Group, Inc. (2)(3)	157,030,000	82.06%

(1) Mr. Howarth is the managing member for Renard Properties, LLC  and holds the power to vote or to direct the voting of such securities or power to dispose or to direct the disposition of such security.  These powers rest solely with the managing member Paul Howarth.  Mr. Mezey, our CFO, is also a minority member in Renard Properties, LLC.

(2) WTL Group, Inc. is Mr. Mezey's family corporation in which he is the President/CEO and holds the power to vote or to direct the voting of such securities or power to dispose or to direct the disposition of such security.  These powers rest solely with Mr. Mezey.

(3) Renard Properties, LLC and WTL Group, Inc. each own 700,000 shares of the Class B Common Stock, which are all of the outstanding shares of said class of stock.

(*) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or entity has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person or entity shown in the table.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On January 25, 2011, the Company issued 350,000 restricted shares of our Class B Common Stock to Paul Howarth in exchange of $7,000 in dividend payments.

On January 25, 2011, the Company issued 350,000 restricted shares of our Class B Common Stock to Joseph Mezey in exchange of $7,000 in dividend payments.

On March 23, 2011, the Company acquired real estate previously owned by Paul Howarth and Joseph Mezey for $15,000 in a note payable.  The note payable is due in full in 12 months and carries an interest rate equal to 0.00%. As of December 31, 2011, all payable amounts have been paid by the Company.

On March 27, 2011, the Company entered into an agreement to purchase 5% of Grupo Minero Inca in exchange for 3,000,000 shares of our Class A Common Stock from Paul Howarh and Joseph Mezey, which was approved by the shareholders at the annual shareholder's meeting, held on April 9, 2011.

On March 27, 2011, the Company issued 1,000,000 restricted shares of our Class A Common Stock to Paul Howarth for services rendered.  The price per shares was $.006 for $6,000 in services rendered.

On March 27, 2011, the Company issued 1,000,000 restricted shares of our Class A Common Stock to Joseph Mezey for services rendered.  The price per shares was $.006 for $6,000 in services rendered.

On March 31, 2011, the Company issued 1,500,000 free trading shares of our Class A Common (from the Company’s S-1) Stock to Paul Howarth pursuant to the acquisition of Grupo Minero Inca.  The price per shares was $.05 for $75,000, which was approved by the shareholders at the annual shareholder's meeting held on April 9, 2011.

On March 31, 2011, the Company issued 1,500,000 free trading shares of our Class A Common (from the Company’s S-1) Stock to J.W. Mezey pursuant to the acquisition of Grupo Minero Inca.  The price per shares was $.05 for $75,000, which was approved by the shareholders at the annual shareholder's meeting held on April 9, 2011.

On March 31, 2011, the Company has entered into an agreement with Grupo Minero Inca (“GMI”) to provide the gold extraction services and the overall management for the Companies properties.  GMI will be responsible for the day to day operations of the mining sites while Graystone will be responsible for the acquisition of the mining properties, the equipment necessary to extract the ore and building of a camp for the workers.  GMI will also provide exploration services and locate additional mining properties for Graystone.  Pursuant to the Agreement, Graystone will retain 45% of the gross revenue from the gold extracted from its properties.  Additionally, GMI has agreed that it will not claim any mining proprieties in its own name. Paul Howarth owns 37.5% of GMI and Joseph Mezey own 37.5% of GMI as well, which was approved by the shareholders at the annual shareholder's meeting held on April 9, 2011.

On April 12, 2011, the Company issued 2,375,000 shares of our Class A Common Stock to Joseph Mezey for services rendered.  The price per shares was $.05 for $118,750 in services rendered.

On April 12, 2011, the Company issued 2,375,000 shares of our Class A Common Stock to Paul Howarth for services rendered.  The price per shares was $.05 for $118,750 in services rendered.

On April 18, 2011 the Company received a note in the amount from Renard Properties, LLC in order to acquire a boat for $12,000. The note bears no interest but requires monthly installments of $782.27, beginning on June 1, 2011 and continuing until August 1, 2012.  Late charge of $100 will be incurred for each installment that remains unpaid more than 5 days after its due date. As of December 31, 2011, the balance of the note was $9,170.92 including late fees accrual.

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

On December 31, 2011, the Company issued 2,665,000 shares of its Class A Common Stock to European Holdings Group for $350,000.  As of December 31, 2011, the Company still has not received the $350,000 from European Holdings, thus, the total of $350,000 was recorded under shareholder’s subscription receivables under current assets of the Consolidated Balance Sheet for the year ended December 31, 2011.

The Company received various notes from Renard Properties, LLC during 2011. The note bears no interest and the maturity dates are not within 12 months. As of December 31, 2011 the balances of the notes were $94,448, which it is considered long-term note.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal year ended December 31, 2010 and December 31, 2011:

	Fiscal Year 2010	Fiscal Year 2011
Audit Fees	2,500	15,523

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description
3.1	Restated Articles of Incorporation (filed under form S-1/A on
3.2	By-laws (filed under Form 10 on January 24, 2011)
14.1	Code of Ethics (file under Form S-1/A on
10.1	Asher Convertible Promissory Note (filed under 8-K on December 8, 2011)
10.2	Asher Securities Purchase Agreement, dated 11/29/2011 (filed under 8-K on 1/18/2012)
10.3	Asher Convertible Promissory Note (filed under 8-K on December 8, 2011)
10.4	Asher Securities Purchase Agreement, dated 1/10/2012 (filed under 8-K on 1/18/2012)
31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 2012.

THE GRAYSTONE COMPANY, INC.

By:	/s/ Joseph Mezey
Name: Joseph Mezey
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on April 13, 2012.

By:	/s/ Paul Howarth
Name: Paul Howarth
Title : Director Principal Executive Officer

By:	/s/ Joseph Mezey
Name: Joseph Mezey
Title: Director Principal Financial Officer and Principal Accounting Officer