Form 10-Q
period 2012-03-31
Graystone Co
filed 2012-04-30
CIK 1510524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                             to                                                  .

Commission File Number: 000-54254

The Graystone Company, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	27-3051592 (I.R.S. Employer Identification No.)

2620 Regatta Drive, Ste 102, Las Vegas, NV (Address of principal executive offices)	89128 (Zip Code)

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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of April 30, 2012
Class A Common stock, par value $0.0001 per share Class B Common stock, par value $0.001 per share	191,352,500 1,400,000

THE GRAYSTONE COMPANY, INC.

FORM 10-Q
March 31, 2012

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED BALANCE SHEET

	March 31,	March 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$4,237	$132,548
Accounts receivable	12,674	23,644
Other current assets	493	-
Total current assets	17,404	156,192

Long term securities	-	1,725,000
Plant, property & equipment (net of depreciation)	69,083	15,000
Acquired intangible assets (net of amortization)	13,750	15,000

Total assets	$100,237	$1,911,192

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$12,829	$-
Accrued expenses	1,320	3,185
Current portion of long term debts	32,971	15,000
Total current liabilities	47,120	18,185

Long term debts	106,841	321,000
Total liabilities	153,961	339,185

Stockholders' (deficit) equity
Class A Common stock, $.0001 par value; 700,000,000 shares authorized, 191,352,500 and 88,250,000 shares issued and outstanding as of March 31, 2012 and March 31, 2011, respectively.	19,135	8,825
Class B Common stock, $.001 par value; 5,000,000 shares authorized, 1,400,000 and 700,000 shares issued and outstanding as of March 31, 2012 and March 31, 2011, respectively.	1,400	700
Additional paid-in capital	2,492,494	1,549,075
Dividend paid	(46,764)	(33,275)
Accumulated profits (deficits)	(2,519,988)	46,683
Total stockholders' (deficit) equity	(53,723)	1,572,008

Total liabilities and stockholders' (deficit) equity	$100,238	$1,911,193

See accompanying notes to condensed consolidated financial statements

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2012	2011

Sales, net	$15,101	$43,426
Cost of goods sold	5,340	15,778
Gross profit	$9,761	$27,648

Operating Expenses
General and administrative	36,871	22,571
Legal and professional	320,174	4,021
Research and development	34,039	-
Total operating expenses	391,084	26,592

Loss from operations	(381,323)	1,056

Other income (expense)
Interest income	8	100
Interest expense	(20,540)	-
Loss on sale of assets	-	-
Total other income (expense)	(20,532)	100

Loss before income taxes	(401,855)	1,156

Provision for income taxes	-	-

Net loss	$(401,855)	$1,156

Net loss per share of common stock:
Basic	$(0.002)	$0.000

Weighted average number of shares outstanding	190,466,056	46,000,000

See accompanying notes to condensed consolidated financial statements

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net Income(loss)	$(401,855)	$1,156
Adjustments to reconcile net income to net cash used by operating activities:
Depreciations on plant, property & equipment	629	-
Amortizations on intangible assets	250	-
BCF note discount	(44,460)	-
Prepaid rent	-	370
Note payable for real estate	-	15,000
Issuance of common stock for services contributed	15,800
Issuance of notes for services contributed
Issuance from BCF note discount	65,000
Changes in operating assets and liabilities:
Accounts receivable	4,446	(12,000)
Accounts payable	2,334
Accrued expenses	(310)
Stock based compensation	169,000	16,500
Net cash used by operating activities	(189,166)	21,026

Cash flows from investing activities
Purchase of plant, property & equipment	-	(15,000)
Purchase of GMI investment	-	(1,700,000)
Intangible assets	-	-
Net cash provided (used) by investing activities	-	(1,715,000)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	(169,000)	1,527,000
Proceeds from notes payable	12,392	321,000
Repayment from notes payable	(782)	-
Subscription receivable paid	350,000	-
Cash dividend paid	-	(27,000)
Net cash provided by financing activities	192,610	1,821,000

Net change in cash and cash equivalent	3,444	127,026

Cash and cash equivalent at the beginning of period	793	5,522

Cash and cash equivalent at the end of period	$4,237	$132,548

Supplemental disclosures of cash flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Issuance of common stock for services contributed	$15,800	$16,500
Issuance of notes for services contributed	$-	$-
Issuance of stock dividend	$-	$(27,000)
Subscription receivable	$350,000	$-

See accompanying notes to condensed consolidated financial statements

THE GRAYSTONE COMPANY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS

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

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of December 31, 2011 and 2010, the Company has assets and liabilities in cash, various receivables, property and equipments, and various payables. Management believes that they are being presented at their fair market value.

Note 2 – Significant Accounting Policies (Continued)

Income Taxes

In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”), the Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements, but have not been reflected in the Company's taxable income.  A valuation allowance has been established to reduce deferred tax assets to their estimated realizable value.  Therefore, the Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  Cash and cash equivalents may at times exceed Federally-insured limits. To minimize this risk, the Company places its cash and cash equivalents with high credit quality institutions.

Accounts Receivable

Accounts receivable, if any, is carried at the expected net realizable value. The allowance for doubtful accounts, when determined, will be based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. As of March 31, 2012 and 2011, the balances of accounts receivable were $12,674 and $23,644, respectively.

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

Plant, Property and Equipment

Plant, property and equipment are carried at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement.  Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.  The balance of plant, property and equipment, net of depreciation was $69,084 and $15,000 as of March 31, 2012 and 2011, respectively.

Note 2 – Significant Accounting Policies (Continued)

Plant, Property and Equipment (Continued)

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. As of March 31, 2011, depreciation expenses were $629.

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

During the year ended December 31, 2011, the Company evaluated the value of the goodwill. The Company considered this change as a triggering event and performed an interim impairment test of goodwill in accordance with ASC 350.

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

Note 2 – Significant Accounting Policies (Continued)

Notes Payable

Notes payable is classified as current if the maturity date is within 12 months after March 31, 2012, and otherwise it is classified as non-current.

On January 10, 2012 the Company received a note in the amount of $32,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on October 12, 2012. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.

On February 28, 2012 the Company received a note in the amount of $32,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on November 30, 2012. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.

The Company has total note payable to Asher equal to $107,500

As of March 31, 2012 and 2011, the balances of notes payable including current and non-current were $141,131 and $339,185 respectively.

The remaining notes payable are all related to related parties transactions; see Note 3 “Related Party Transactions” of Notes to Consolidated Financial Statements for details.

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

Costs associated with the development of the Company’s products are charged to expense as incurred. $34,039 and $0 were incurred in the period ended March 31, 2012 and 2011, respectively.

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

Note 3 – Related Party Transaction

For the period ending March 31, 2012, the Company's shareholders lent to the Company $12,393 in cash used was used in general operations.

Note 4 – Other Intangible Assets and Goodwill

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

The Company reviews the carrying values of long-lived assets whenever events and circumstances, such as reductions in demand, lower projections of profitability, significant changes in the manner of our use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected undiscounted future cash flows from its use and eventual disposition. If this review indicates that there is impairment, the impaired asset is written down to its fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows. The Company estimates regarding future anticipated revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in a reduction in net income or an increase to net loss in the period when such determinations are made.  As of March 31, 2012 there was no trigger event which caused the Company to impair the intangible assets.

	2012	2011

Definite-lived intangibles	15,000	15,000
Accumulated amortization	(1,250)	-
Definite-lived intangibles,net	13,750	15,000

Total other intangible assets	$13,750	$15,000

Definite-lived intangibles approximate remaining weighted average useful life in years

Note 5 – Common Stock

The Company is authorized to issue 700,000,000 shares of Class A Common Stock, Class A, with a par value of $0.001.  In the period ended March 31, 2012, the company issued a total of 191,352,500 Class A Common Stock shares.

Date	Category(in exchange for)	Shares issued(canceled)
3/2/2012	Services	1,000,000
3/28/2011	Services	(1,655,000)
3/30/2011	Services	1,450,000
	Subtotal	795,000

	Shares issued in the beginning balance	190,557,500
	Total Class A Common Stock Shares Issued in first Quarter 2012	795,000
	Shares issued as of March 31, 2012	191,352,500

The Company is authorized to issue 5,000,000 shares of Class B Common Stock, Par Value with a par value of $0.001.  The Class B shares do not have the right to convert into Series A.  Additionally , the Series B votes with the Common A shareholders, unless prohibited by law, and have voting rights equal to 100 votes for each share of Class B Common Stock.  In the period ended March 31, 2012, the company issued a total of 1,400,000 Class B Common Stock shares.

Note 6 – Dividends

The Company did not declare or issue any dividends in the quarter ending March 31, 2012

Note  7 – Commitments and legal proceedings

Legal Proceedings

The Company is not presently involved in any legal proceedings and was not involved in any such legal proceedings during the year ended March 31, 2012.

Indemnification

Under the indemnification provisions of the Company’s customer agreements, the Company agrees to indemnify and defend its customers against infringement of any patent, trademark, or copyright of any country or the misappropriation of any trade secret, arising from the customers’ legal use of the Company’s services. Exposure to the Company under these indemnification provisions is generally limited to the total amount paid by the customers under pertinent agreements. However, certain indemnification provisions potentially expose the Company to losses in excess of the aggregate amount received from the customer. To date, there have been no claims against the Company or its customers pertaining to such indemnification provisions and no amounts have been recorded

Note 8 – Fair Value Measurements

Determination of fair value

Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Assets Measured at Fair Value on a Recurring Basis

As of March 31, 2012, none of the Company’s cash balances were invested in financial instruments. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of March 31, 2012:

As of March 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:

Cash (1)	$4,237	$4,237

(1) Included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include money market securities. The Company reviewed its financial and non-financial assets and liabilities for the year ended March 31, 2012 and concluded that there were no material impairment charges during each of these periods.

Note 9 – Convertible Notes Payable

Graystone Convertible Notes:

On January 10, 2012 the Company received a note in the amount of $32,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on October 12, 2012. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.

On February 28, 2012 the Company received a note in the amount of $32,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on November 30, 2012. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.

Conversion Rights:

At any time on or prior to the Maturity Date, at the option of the Company in its sole discretion, all or any portion of the then outstanding Principal Amount and accrued but unpaid interest of this Note may be converted (the “Optional Conversion”) into a number of shares of the Company’s common stock (the “Optional Conversion Shares”) equal to the amount of the then outstanding Principal Among plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be a percentage of  the market price as of March 31, 2012.

$107,500
(83,118)	minus discount of beneficial conversion feature,
$24,382

Note 10 – Segment Information

The Company has four (4) business segments: mining, paypercallexchange.com, consulting and real estate.  The Company is currently winding down all of its operations in paypercallexchange.com, consulting and real estate  and focusing its energy to its mining operations.  The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources, accompanied by information about revenue by geographic regions. The Company’s assets are primarily located in the United States of America and Peru and not allocated to any specific region and it does not measure the performance of its geographic regions based upon asset-based metrics. Therefore, geographic information is presented only for revenue. Revenue by geographic region is based on the ship to address on the customer order

The following present total revenue by geographic region for the three period ended March 31, 2012.

Revenues:	Three Months Ending March 31,
	2012	2011
U.S. Sales	$15,045	$43,835
Oversea Sales	$0	$0

Total Sales	$15,045	$43,835

The following present total cost of goods sold by its business segment for the three period ended March 31, 2012

Revenues:	Three Months Ending March 31,
	2012	2011
Paypercallexchange.com	$12,674	$43,465
Gold/Silver Sales	$2,371	$0
Other Income	$0	$370

Total Sales	$15,045	$43,835

The decrease in US Sales is attributable to the fact that Company is winding down its operations related to paypercallexchange.com, real estate division and consulting division and redeploying those assets to it mining operations.

Note 10 – Segment Information (Continued)

The following present total cost of goods sold by geographic region for the three period ended March 31, 2012.

Cost of Goods Sold:	Three Months Ending March 31,
	2012	2011
Paypercallexchange.com	$3,137	$11,023
Gold/Silver Sales	$2,203	$3,000
Other Income	$0	$1,755

Total Sales	$5,340	$15,778

Note 11 – Subsequent Events

The Company's board of directors and  majority of its Class A Common Stock holders approved a reverse split of 400:1 for all shares issued and outstanding as of March 27, 2012.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may contain certain “forward-looking” statements as such term is defined in the private securities litigation reform act of 1995 and by the securities and exchange commission in its rules, regulations and releases, which represent the Company’s expectations or beliefs, including but not limited to, statements concerning the Company’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intent”, “could”, “estimate”, “might”, “Plan”, “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, the operations of the company and its subsidiaries, volatility of stock price and any other factors discussed in this and other registrant filings with the securities and exchange commission. The company does not intend to undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate.

The following discussion summarizes the results of our operations for the three month period ended March 31, 2012, and compares those results to the three months ended March 31, 2012. It also analyzes our financial condition at December 31, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended December 31, 2011 and 2010 and Notes to the financial statements, in our Form 10-K for our fiscal year ended December 31, 2012.

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

Overview

During our current Three Months Ended March 31, 2012, we generated sales of $15,045 and incurred a net loss of $381,084.  We have received no substantial revenue ($2,371) from the production of gold or other metals, and historically relied on our other divisions and equity and debt financings to finance our ongoing operations. Our operations generated a net loss of $381,084 from for the Three Months Ending 31, 2012. In order to fund operations, we relied on proceeds received under the private placement sale in secured convertible debentures aggregating $65,000 from Asher Enterprises, and proceeds received from notes payable of $12,392 from our shareholders.

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

The Company currently owns the mining rights to 1,900 hectares.  The Company is currently in the process of having the claims put in the name of the Company's subsidiary Grupo Minero Inca.  One hectares equals 2.47 acres.  The Company expects to acquire 10,000 hectares by the end of 2012.   The Company anticipates that its cost of acquiring properties with proven or probable reserves will cost between 20% and 25% of the total amount that is extracted from these properties.  Additionally, the acquisition cost of the machinery needed to perform the extraction is expected to be between $50,000 and $500,000.  The staffing costs related to the extraction of the mineral ore will be between 25% and 30% of the total amount that is extracted from these sites.  Thereby, the Company anticipates the cost of property and equipment acquisition and the labor and mining operations related to extracting gold on its properties to be approximately 55% of the gross value of the gold extracted from its properties.

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

Corporate Entity	Address
The Graystone Company, Inc.	2620 Regatta Drive, Suite 102, Las Vegas, Nevada
Graystone Mining, Inc.	2620 Regatta Drive, Suite 102, Las Vegas, Nevada
Grupo Mineral Inca, S.A.C..	Camino Real 348 Torre El Pilar, San Isidro, Lima, Peru

Results of Operations

For the Three Months Ended March 31, 2012 and 2011, the Company generated the following revenue:

	Three Month Ended March 31,
	2012	2011

Sales, net	$15,101	$43,426
Cost of Goods Sold	5,340	15,778
Gross Profit	9,760	27,648

For Three Months Ended March 31, 2012 and 2011, the Company generated the following expenses:

	Years Ended December 31,
	2012	2012

General and Administrative	$36,871	$22,571
Legal and Professional	320,174	4,021
Research and Development	34,039	-
	391,084	26,592

The Company's research and development expenses are related to the Company's mining activities in Peru and include exploration on the Company's mining properties. Of the Company's total expenses of $401,855 for the Three Months Ended March 31, 2012,  $169,000 for services rendered where stock was issued in lieu of cash, $131,800 were expenses paid by a Company's shareholder, and $44,460 in discounts for notes payable issued.  As a result the Company, had a net cash loss of $57,366 compared to a net cash profit of $21,026 for the Three Months Ending March 31, 2011 (please refer to the Financial Statements beginning on F-1 and the associated notes).

Liquidity and Capital Resources

The following is a summary of our balance sheet for the  Three Months Ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2011	2010

Cash	$4,237	$132,548
Accounts receivable	12,674	23,644
Other Assets	83,326	1,755,000

Stockkholders' Equity	(53,722)	1,572,008

The changes in the Company's assets reflect the fact that Company wrote off the shares of its wholly owned subsidiary GMI. The Company completed a goodwill analysis of GMI and the results of step two of the goodwill analysis indicated that there the entire goodwill needs to be impaired and the Company recognized a goodwill impairment charge of $1,269,343 under “Impairment loss on goodwill” under general and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2011.  Please refer to Note 4 above.

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

Winding Down Of Business Segments

The Company is currently in the process of winding down is business operations in the following business segments:  paypercallexhange.com, consulting and real estate.  The Company's Board of Directors believes that by winding down these operations it will free up necessary assets to be deployed in its main business segment: mining.    The Company expects that the winding up of the business segments will be concluded by the December 2012.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risks discussed in Item 7A of The Graystone Company's Form 10-K for the fiscal year ended December 31, 2011.

ITEM 4 – CONTROLS AND PROCEDURES

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as of March 31, 2012:

Resources: As of March 31, 2012, we had one part-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

(b)           Changes In Internal Control Over Financial Reporting

We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 2, 2012, the Company issued 1,000,000 shares of its Class A Common Stock for services rendered for its mining operations in Peru.  The Company expensed $140,000 in connection with the issuance.

On March 27, 2012, the Company issued 850,000 shares of its Class A Common Stock for services rendered for its mining operations in Peru. The Company expensed $17,000 in connection with the issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholder voted on March 27, 2012 to approve a reverse split of 400:1 for all shares outstanding and issued as of March 27, 2012.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended March 31, 2012 that was not previously disclosed in our filings during that period.

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

THE GRAYSTONE COMPANY, INC.

Date: April 30, 2012	By: /s/ Paul Howarth
Paul Howarth
Chief Executive Officer

Date: April 30, 2012	By: /s/ Joseph Mezey
Joseph Mezey Chief Financial and Accounting Officer