Form 10-Q/A
period 2012-03-31
Graystone Co
filed 2012-06-05
CIK 1510524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of June 4, 2012
Class A Common stock, par value $0.0001 per share Class B Common stock, par value $0.001 per share	67,778,452 5,000,000

Amendment No. 1 Overview

The Graystone Company, Inc.  is filing this Amendment No. 1 of Form 10-Q/A to our Form 10-Q for the three month period ended March 31, 2012 to reflect the restatement of our previously issued condensed consolidated financial statements. The Company uploaded a working copy of its financials instead of the final copy of its condensed consolidated financial statements.  The Company is preparing an S-1 and noticed this error during that process.  Additionally, the Company wanted to amend its 10-Q three month period ended March 31, 2012 to include the current number of shares post-reverse and to reflect the corporate action that have occurred since March 31, 2012.  Thereby, shareholders will be able to read the 10-Q containing the post-split current outstanding share count information.

This Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

THE GRAYSTONE COMPANY, INC.

FORM 10-Q
March 31, 2012

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$4,237	$793
Accounts receivable	13,166	17,120
Shareholders' subscription receivable	-	350,000
Total current assets	17,403	367,913

Plant, property & equipment (net of depreciation)	69,084	69,713
Acquired intangible assets (net of amortization)	13,750	14,000

Total assets	$100,237	$451,626

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$12,829	$10,495
Accrued expenses	3,765	1,637
Current portion of long term debts	55,080	12,713
Total current liabilities	71,674	24,845

Long term debts	106,841	94,448
Total liabilities	178,515	119,293

Stockholders' (deficit) equity
Class A Common stock, $.0001 par value; 700,000,000 shares authorized, 191,352,500 and 19,056,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.	19,135	19,056
Class B Common stock, $.001 par value; 5,000,000 shares authorized, 1,400,000 and 700,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.	1,400	700
Additional paid-in capital	2,476,359	2,476,773
Dividend paid	-	(46,764)
Accumulated profits (deficits)	(2,575,172)	(2,118,132)
Total stockholders' (deficit) equity	(78,278)	332,333

Total liabilities and stockholders' (deficit) equity	$100,237	$451,626

See accompanying notes to condensed consolidated financial statements

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2012 (restated)	2011 (unaudited)

Sales, net	$15,101	$43,426
Cost of goods sold	5,340	15,778
Gross profit	$9,761	$27,648

Operating Expenses
General and administrative	31,863	22,571
Legal and professional	325,174	4,021
Research and development	34,039	-
Total operating expenses	391,076	26,592

Loss from operations	(381,315)	1,056

Other income (expense)
Interest income	-	100
Interest expense	(28,960)	-
Loss on sale of assets	-	-
Total other income (expense)	(28,960)	100

Loss before income taxes	(410,275)	1,156

Provision for income taxes	-	-

Net loss	$(410,275)	$1,156

Net loss per share of common stock:
Basic	$(0.00)	$0.000

Weighted average number of shares outstanding	192,348,654	52,680,556

See accompanying notes to condensed consolidated financial statements

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2012 (restated)	2011 (unaudited)
Cash flows from operating activities
Net Income(loss)	$(410,275)	$1,156
Adjustments to reconcile net income to net cash used by operating activities:
Depreciations on fixed assets	629	-
Amortizations on intangible assets	250	-
Common stock issuances for services contributed	169,000	16,500
Notes issued for legal services contributed	5,000	-
Issuance from BCF note discount	27,015	-
Changes in operating assets and liabilities:
Accounts receivable	3,954	(12,000)
Shareholders receivable	131,800	-
Prepaid rent	-	370
Accounts payable	2,334	-
Accrued expenses	2,128	-
Net cash used by operating activities	(68,165)	6,026

Cash flows from investing activities
Purchase of plant, property & equipment	-	(15,000)
Net cash provided (used) by investing activities	-	(15,000)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs		163,000
Proceeds from notes payable	72,392	-
Repayment from notes payable	(783)	(14,000)
Cash dividend paid		(13,000)
Net cash provided by financing activities	71,609	136,000

Net change in cash and cash equivalent	3,444	127,026

Cash and cash equivalent at the beginning of year	793	5,522

Cash and cash equivalent at the end of year	$4,237	$132,548

Supplemental disclosures of cash flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Issuance of common stock for services contributed	$169,000	$16,500
Issuance of notes for services contributed	$5,000	$-
Common stocks cancelled with subscription receivable	$(218,200)	$-
Subscription receivable compensated with professional service contributed	$131,800	$-
Issuance of stock dividend	$-	$(14,000)

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

For the three months ended March 31, 2012, there is no triggering event which causes the Company to perform an interim impairment test of goodwill in accordance with ASC 350.

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

As of March 31, 2012 and 2011, the balances of notes payable including current and non-current were $161,921 and $107,161, respectively.

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

Note 3 – Related Party Transaction

For the period ending March 31, 2012, the Company's shareholders lent to the Company $12,399 in cash used was used in general operations. The details are disclosed below,

On January 26, 2012, the Company received a note of $1,344 from Renard Properties, LLC. The note bears no interest and the maturity dates are not within 12 months.

On January 26, 2012, the Company received a note of $1,350 from Joseph Mezey. The note bears no interest and the maturity dates are not within 12 months.

On March 31, 2012, the Company received a note of $4,993 from Renard Properties, LLC. The note bears no interest and the maturity dates are not within 12 months.

On March 31, 2012, the Company received a note of $4,712 from Joseph Mezey. The note bears no interest and the maturity dates are not within 12 months.

Note 4 – Other Intangible Assets and Goodwill

Goodwill: The Company acquired Grupo Minero Inca (GMI) as a subsidiary in fiscal 2011. GMI is the company the management used to establish all the relationships in Peru and to locate the mining properties. Goodwill was evaluated when the acquisition was complete. For the three months ended March 31, 2012, there is no triggering event which causes the Company to perform an interim goodwill impairment review in accordance with ASC 350 as of December 31, 2011.

Other intangible assets: Consist of trade secrets and technology cost pending further validation. Estimated useful lives are 15 years.

The Company reviews the carrying values of long-lived assets whenever events and circumstances, such as reductions in demand, lower projections of profitability, significant changes in the manner of our use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected undiscounted future cash flows from its use and eventual disposition. If this review indicates that there is impairment, the impaired asset is written down to its fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows. The Company estimates regarding future anticipated revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in a reduction in net income or an increase to net loss in the period when such determinations are made.  For the three months ended March 31, 2012 there was no trigger event which caused the Company to impair the intangible assets.

	2012	2011

Definite-lived intangibles	15,000	15,000
Accumulated amortization	(1,250)	1,000
Definite-lived intangibles,net	13,750	14,000

Total other intangible assets	$13,750	$14,000

Definite-lived intangibles approximate remaining weighted average useful life in years.

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

Note 10 – Segment Information (Continued)

The following present total revenue by geographic region for the three period ended March 31, 2012.

Revenues:	March 31, 2012	December 31, 2011
U.S. Sales	$15,101	$125,728
Overseas Sales	$-	$4,990

Total Sales	$15,101	$130,718

The decrease in US Sales is attributable to the fact that Company is winding down its operations related to paypercallexchange.com, real estate division and consulting division and redeploying those assets to it mining operations.

The following present total cost of goods sold by geographic region for the three periods ended March 31, 2012.

Cost of Goods Sold:	Three Months Ending March 31,
	2012	2011
Paypercallexchange.com	$3,137	$11,023
Gold/Silver Sales	$2,203	$3,000
Other Income	$0	$1,755

Total Sales	$5,340	$15,778

Note 11 – Subsequent Events

The Company's board of directors and  majority of its Class A Common Stock holders approved a reverse split of 400:1 for all shares issued and outstanding as of March 27, 2012.

On May 10, 2012, the Company issued 30,000,000 shares of its Class A Common Stock to Renard Properties, LLC in exchange for $40,500 (or $.00135 per shares).  These shares were issued as of May 10, 2012 and were not subjected to the reverse on May 14, 2012.

On May 10, 2012, the Company issued 30,000,000 shares of its Class A Common Stock to WTL, Inc. in exchange for $40,500 (or $.00135 per shares).  These shares were issued as of May 10, 2012 and were not subjected to the reverse on May 14, 2012.

On May 14, 2012, the Company issued 1,800,000 shares of its Class B Common Stock to Renard Properties, LLC in exchange for $10,000.

On May 14, 2012, the Company issued 1,800,000 shares of its Class B Common Stock to WTL Group, Inc. in exchange for $10,000.

On May 14, 2012 the Company's previously announced 1:400 reverse stock split of the Company's Class A Common Stock became be effective for all shares outstanding as of March 27, 2012.

As part of the Company's reverse effective March 14, 2012, the Company's shares will trade under the symbol "GYSTD" with a "D" added for 20 trading days to signify that the reverse stock split has occurred. A new CUSIP number has been assigned to the Company's common stock as a result of the reverse split.

On May 10, 2012, the Company issued 30,000,000 shares of its Class A Common Stock to Renard Properties, LLC in exchange for $40,500 (or $.00135 per shares).  This shares were issued as of May 10, 2012 and were not subjected to the reverse on May 14, 2012. Mr. Howarth, our CEO, is the managing member of Renard Properties, LLC.  Renard Properties is an affiliate of the Company due to the fact that it owns more than 10% of the Common Stock of the Company.

On May 10, 2012, the Company issued 30,000,000 shares of its Class A Common Stock to WTL, Inc. in exchange for $40,500 (or $.00135 per shares).  These shares were issued as of May 10, 2012 and were not subjected to the reverse on May 14, 2012. Mr. Mezey, our CFO, is President and owner of WTL, Inc.  WTL is an affiliate of the Company due to the fact that it owns more than 10% of the Common Stock of the Company.

Note 12 – Correction of Error to Prior Period Financial Statements

The financial statements for the year ended December 31, 2011 have been restated as further outlined below:

	Three months ended March 31, 2012
	As Reported		Restatement Adjustment	As Restated
Balance Sheet Items

Accrued expenses	$(1,320)	(a)	$(2,445)	$(3,765)
Current portion of long term debts	(32,971)	(a)	$(22,109)	(55,080)

Additional paid-in capital	(2,492,494)	(a)	$16,135	(2,476,359)
Accumulated deficit	2,519,988	(a)	$55,184	2,575,172

Statement of Operations
General and administrative	$36,871	(a)	$(5,008)	31,863
Legal and professional	$320,174	(a)	$5,000	$325,174

Loss from operations	(381,323)		$8	(381,315)

Interest income	(8)	(a)	$8	-
Interest expense	20,540	(a)	$8,420	28,960

Net loss	$401,855	(a)	$8,420	$410,275

Basic net loss per common share	$0.00		$-	$0.00

Statement of Cash Flow
CASH FLOW FROM OPERATING ACTIVITIES
Net Income(loss)	$(401,855)	(a)	$(8,420)	$(410,275)
Common stock issuances for services contributed	15,800	(a)	$153,200	$69,000
Notes issued for legal services contributed	65,000	(a)	$(60,000)	$5,000
Issuance from BCF note discount	(44,460)	(a)	$71,475	$27,015
Changes in operating assets and liabilities:
Accounts receivable	4,446	(a)	$(492)	$3,954
Shareholders receivable	-	(a)	$131,800	$131,800
Prepaid rent	-
Accrued expenses	(310)	(a)	$2,438	$2,128
Stock based compensation	$169,000	(a)	$(169,000)	$-

NET CASH USED IN OPERATING ACTIVITIES	$(189,166)		$121,001	$(68,165)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	$(169,000)	(a)	$169,000
Proceeds from notes payable	$12,392	(a)	$60,000	$72,392
Subscription receivable paid	$350,000	(a)	$(350,000)
Cash dividend paid
NET CASH PROVIDED BY FINANCING ACTIVITIES	$192,610		$(121,001)	$71,609

(a)The Company erroneously filed the wrong financials to SEC. Adjustments are made to properly reflect the correct numbers in the Form 10-Q/A.

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

The following discussion summarizes the results of our operations for the three month period ended March 31, 2012, and compares those results to the three months ended March 31, 2011 . It also analyzes our financial condition at December 31, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended December 31, 2011 and 2010 and Notes to the financial statements, in our Form 10-K for our fiscal year ended December 31, 2011.

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

Overview

During our current Three Months Ended March 31, 2012, we generated sales of $15,101 and incurred a net loss of $401,275 .  We have received no substantial revenue ($2,203) from the production of gold or other metals, and historically relied on our other divisions and equity and debt financings to finance our ongoing operations. Our operations generated a net loss of $381,315 from for the Three Months Ending 31, 2012. In order to fund operations, we relied on proceeds received under the private placement sale in secured convertible debentures aggregating $65,000 from Asher Enterprises, and proceeds received from notes payable of $12,392 from our shareholders.

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

We have experienced recurring net losses from operations which losses have caused an accumulated deficit of ($2,575,172) as of March 31, 2012. We had net losses of ($410,275) for the period ended March 31, 2012. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

Corporate Entity	Address
The Graystone Company, Inc.	2620 Regatta Drive, Suite 102, Las Vegas, Nevada
Graystone Mining, Inc.	2620 Regatta Drive, Suite 102, Las Vegas, Nevada
Grupo Mineral Inca, S.A.C..	Camino Real 348 Torre El Pilar, San Isidro, Lima, Peru

Results of Operations

For the Three Months Ended March 31, 2012 and 2011, the Company generated the following revenue:

	Three Month Ended March 31,
	2012	2011

Sales, net	$15,101	$43,426
Cost of Goods Sold	5,340	15,778
Gross Profit	9,761	27,648

For Three Months Ended March 31, 2012 and 2011, the Company generated the following expenses:

	Years Ended March 31,
	2012	2011

General and Administrative	$31,863	$22,571
Legal and Professional	325,174	4,021
Research and Development	34,039	-
	391,076	26,592

The Company's research and development expenses are related to the Company's mining activities in Peru and include exploration on the Company's mining properties. Of the Company's total expenses of $391,076 for the Three Months Ended March 31, 2012  $217,865 issuance of common stock for services contributed, $131,800 subscription receivable compensated with professional service contributed, and $21,850 in discounts for notes payable issued.  As a result the Company, had a $68,165 net cash used by operating activities compared to $6,026 net cash provided by operating activities for the three months ended March 31, 2011.

Liquidity and Capital Resources

The following is a summary of our balance sheet for the  Three Months Ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Cash	$4,237	$132,548
Accounts receivable	13,166	23,644
Other Long-ternAssets	82,834	1,755,000

Stockholders' Equity	(78,278)	1,572,008

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

THE GRAYSTONE COMPANY, INC.

Date: June 4, 2012	By: /s/ Paul Howarth
Paul Howarth
Chief Executive Officer

Date: June 4, 2012	By: /s/ Joseph Mezey
Joseph Mezey Chief Financial and Accounting Officer