Form 10-Q
period 2012-06-30
Graystone Co
filed 2012-08-20
CIK 1510524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2012

or

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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of August 20, 2012
Class A Common stock, par value $0.0001 per share Class B Common stock, par value $0.001 per share	179,241,320 5,000,000

THE GRAYSTONE COMPANY, INC.

FORM 10-Q
June 30, 2012

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	46,018	$793
Accounts receivable	21,930	17,120
Shareholders' subscription receivable	-	350,000
Total current assets	67,948	367,913

Plant, property & equipment (net of depreciation)	53,513	69,713
Acquired intangible assets (net of amortization)	13,500	14,000

Total assets	$134,961	$451,626

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	18,232	$10,495
Accrued expenses	6,978	1,637
Current portion of long term debts	83,465	12,713
Total current liabilities	108,675	24,845

Long term debts	147,373	94,448
Total liabilities	256,048	119,293

Stockholders' (deficit) equity
Class A Common stock, $.0001 par value; 700,000,000 shares authorized, 76,174,556 and 19,056,000 shares issued and outstanding as of June 30, 2012 and December, 2011, respectively.	7,617	19,056
Class B Common stock, $.001 par value; 5,000,000 shares authorized, 5,000,000 and 700,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively.	5,000	1,400
Additional paid-in capital	2,995,473	2,476,773
Dividend paid	-	(46,764)
Accumulated deficits	(3,129,177)	(2,118,132)
Total stockholders' (deficit) equity	(121,087)	332,333

Total liabilities and stockholders' (deficit) equity	$134,961	$451,626

See accompanying notes to condensed consolidated financial statements

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Sales, net	$42,470	$81,209	$27,369	$37,782
Cost of goods sold	14,279	30,079	8,938	14,330
Gross profit	$28,191	$51,130	$18,431	$23,452

Operating Expenses
General and administrative	302,434	23,694	270,487	21,288
Legal and professional	555,192	263,259	230,018	239,073
Research and development	45,035	170,545	10,996	170,545
Total operating expenses	902,661	457,498	511,501	430,906

Loss from operations	(874,470)	(406,368)	(493,070)	(407,454)

Other income (expense)
Interest income	-	100	-	0
Interest expense	(84,483)	-	(27,642)	-
Loss on sale of assets	(5,329)	-	(5,329)	-
Total other income (expense)	(89,812)	100	(32,971)	0

Loss before income taxes	(964,282)	(406,268)	(526,041)	(407,454)

Provision for income taxes	-	-	-	-

Net loss	$(964,282)	$(406,268)	$(526,041)	$(407,454)

Net loss per share of common stock:
Basic	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	115,660,875	58,759,063	231,494,808	96,059,066

See accompanying notes to condensed consolidated financial statements

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(unaudited)
Cash flows from operating activities
Net Income(loss)	$(964,282)	$(406,268)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciations on fixed assets	1,258	-
Amortizations on intangible assets	500	-
Interest BCF	81,089	-
Loss on sale of plant, property & equipment	5,329	-
Common stock issuances for services contributed	623,585	404,500
Notes issued for legal services contributed	31,250	-
Changes in operating assets and liabilities:
Accounts receivable	(4,810)	(3,743)
Accounts payable	7,728	15,000
Accrued expenses	5,341	(2,114)
Net cash used by operating activities	(213,012)	7,375

Cash flows from investing activities
Purchase of plant, property & equipment	-	(70,971)
Purchase of minority interest of entity	-	(1,700,000)
Sale of plant, property & equipment	9,613	-
Net cash provided (used) by investing activities	9,613	(1,770,971)

Cash flows from financing activities
Proceeds from notes payable	189,064	254,725
Proceeds from stock issuances	86,950	1,541,506
Repayment from notes payable	(27,390)	-
Cash dividend paid	-	(30,000)
Net cash provided by financing activities	248,624	1,766,231

Net change in cash and cash equivalent	45,225	2,636

Cash and cash equivalent at the beginning of year	793	5,522

Cash and cash equivalent at the end of year	$46,018	$8,158

Supplemental disclosures of cash flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Issuance of common stock for services contributed	$623,585	$-
Issuance of notes for services contributed	$31,250	$-
BCF note discount	$80,000	$-
BCF note that converted to class A common stock	$13,400	$-
Common stocks cancelled with subscription receivable	$(218,200)	$-
Subscription receivable compensated with professional service contributed	$131,800	$-

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

The Graystone Company, Inc. has two dormant subsidiaries as indicated below,

•	Grupo Minero Inca S.A., - a Peru Corporation with equity interest of 100%
•	Graystone Mining Company – a Nevada Corporation with equity interest of 100%

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America or GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

Accounts Receivable

Accounts receivable, if any, is carried at the expected net realizable value. The allowance for doubtful accounts, when determined, will be based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. As of June 30, 2012 and December 2011, the balances of accounts receivable were $21,930 and $17,120, respectively.

Notes Payable

Notes payable is classified as current if the maturity date is within 12 months after June 30, 2012, and otherwise it is classified as non-current.

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

Costs associated with the development of the Company’s products are charged to expense as incurred. $45,035 and $170,545 were incurred in the period ended June 30, 2012 and 2011, respectively.

Recently issued accounting standards

In September 2011, the FASB issued ASU No. 2011-8, Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, that provides guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning January 1, 2012.

In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive incomer in two separate but consecutive statements. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We adopted the provisions of this guidance effective January 1, 2012, as reflected in the unaudited condensed consolidated statements of comprehensive income herein.

Note 3 – Other Intangible Assets

Other intangible assets: Consist of trade secrets and technology cost pending further validation. Estimated useful lives are 15 years.

The Company reviews the carrying values of long-lived assets whenever events and circumstances, such as reductions in demand, lower projections of profitability, significant changes in the manner of our use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected undiscounted future cash flows from its use and eventual disposition. If this review indicates that there is impairment, the impaired asset is written down to its fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows. The Company estimates regarding future anticipated revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in a reduction in net income or an increase to net loss in the period when such determinations are made.  As of June 30, 2012 there was no trigger event which caused the Company to impair the intangible assets.

	2012	2011

Definite-lived intangibles	15,000	15,000
Accumulated amortization	(1,500)	(1,000)
Definite-lived intangibles, net	13,500	14,000

Total other intangible assets	$13,500	$14,000

Definite-lived intangibles approximate remaining weighted average useful life in years.

Note 4 – Common Stock

The Company is authorized to issue 700,000,000 shares of Class A Common Stock, Class A, with a par value of $0.0001. The Company's board of directors and majority of its Class A Common Stock holders approved a reverse split of 400:1 for all shares issued and outstanding as of March 27, 2012. The reverse split will be effective at May 14, 2012. Therefore, in the period ended June 30, 2012, the company issued a total of 76,174,556 Class A Common Stock shares.

Date	Category(in exchange for)	Shares issued(canceled)
5/14/2012	Reverse	(190,874,048)
5/14/2012	Services	64,100,000
5/31/2012	Services	200,000
6/5/2012	Cash/Services	3,000,000
6/11/2012	Convertible Notes	3,181,818
6/14/2012	Services	250,000
6/19/2012	Cash/Services	1,750,000
6/21/2012	Convertible Notes	3,214,286
	Subtotal	-115,177,944

	Shares issued in the beginning balance	191,352,500
	Total Class A Common Stock Shares Issued in first Quarter 2012	-115,177,944
	Shares issued as of June 30, 2012	76,174,556

The Company is authorized to issue 5,000,000 shares of Class B Common Stock, Par Value with a par value of $0.001.  The Class B shares do not have the right to convert into Series A.  Additionally , the Series B votes with the Common A shareholders, unless prohibited by law, and have voting rights equal to 100 votes for each share of Class B Common Stock.  In the period ended June 30, 2012, the company issued a total of 3,600,000 Class B Common Stock shares.

Note 5 – Dividends

The Company did not declare or issue any dividends in the quarter ending June 30, 2012.

Note  6 – Commitments and legal proceedings

Legal Proceedings

The Company is not presently involved in any legal proceedings and was not involved in any such legal proceedings during the year ended June 30, 2012.

Indemnification

Under the indemnification provisions of the Company’s customer agreements, the Company agrees to indemnify and defend its customers against infringement of any patent, trademark, or copyright of any country or the misappropriation of any trade secret, arising from the customers’ legal use of the Company’s services. Exposure to the Company under these indemnification provisions is generally limited to the total amount paid by the customers under pertinent agreements. However, certain indemnification provisions potentially expose the Company to losses in excess of the aggregate amount received from the customer. To date, there have been no claims against the Company or its customers pertaining to such indemnification provisions and no amounts have been recorded

Note 7 – Fair Value Measurements

Determination of fair value

Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Assets Measured at Fair Value on a Recurring Basis

As of June 30, 2012, none of the Company’s cash balances were invested in financial instruments. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of June 30, 2012:

As of June 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:

Cash (1)	$46,018	$46,018	-	-

(1) Included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include money market securities. The Company reviewed its financial and non-financial assets and liabilities for the year ended June 30, 2012 and concluded that there were no material impairment charges during each of these periods.

Note 8 – Convertible Notes Payable

Graystone Convertible Notes:

On November 29, 2011 the Company received a note in the amount of $42,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on September 5, 2012. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.  As of June 30, 2012, the Company accrued $2,589 interest on the unsecured convertible loan.

On January 10, 2012 the Company received a note in the amount of $32,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on October 12, 2012. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.  As of June 30, 2012, the Company accrued $1,592 interest on the unsecured convertible loan.

On February 28, 2012 the Company received a note in the amount of $32,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on November 30, 2012. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.  As of June 30, 2012, the Company accrued $1,159 interest on the unsecured convertible loan.

On April 26, 2012 the Company received a note in the amount of $47,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on January 30, 2013. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.  As of June 30, 2012, the Company accrued $885 interest on the unsecured convertible loan.

On June 21, 2012 the Company received a note in the amount of $32,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on March 25, 2013. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.  As of June 30, 2012, the Company accrued $85 interest on the unsecured convertible loan.

Conversion Rights:

At any time on or prior to the Maturity Date, at the option of the Company in its sole discretion, all or any portion of the then outstanding Principal Amount and accrued but unpaid interest of this Note may be converted (the “Optional Conversion”) into a number of shares of the Company’s common stock (the “Optional Conversion Shares”) equal to the amount of the then outstanding Principal Among plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be a percentage of  the market price as of June 30, 2012.

$187,500
(109,840)	minus discount of beneficial conversion feature,
$77,660

The Company recorded interest expense in the amounts of $45,653 and $72,669 for the three months and six months ended June 30, 2012 and, respectively in connection with the five convertible notes from Asher Enterprises, Inc.

Note 9 – Segment Information

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

The following present total revenue by geographic region for the three period ended June 30, 2012.

Revenues:
	June 30, 2012	December 31, 2011
U.S. Sales	$22,090	$125,728
Oversea Sales	$5,279	$4,990

Total Sales	$27,369	$130,718

The decrease in US Sales is attributable to the fact that Company is winding down its operations related to paypercallexchange.com, real estate division and consulting division and redeploying those assets to it mining operations.

The following present total cost of goods sold by geographic region for the three periods ended June 30, 2012.

Sales by category
	Three Months Ending June 30,
	2012	2011
Paypercallexchange.com	$22,090	$31,472
Gold/Silver Sales	$5,279	$4,990
Other Income	$0	$1,320

Total Sales	$27,369	$37,782

Note 10 – Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2012 to the date of issuance in accordance with ASC 855 “Subsequent Event”. We have had the following material subsequent event.

In July 2012, the Company closed on a Securities Purchase Agreement (“Purchase Agreement”) with Asher Enterprises, Inc., a Delaware corporation (“Asher”), relating to the issuance and sale to Asher of an unsecured convertible promissory note (the “Note”) in a private transaction (the “Transaction”) with a principal amount of $32,500.  The Company received net proceeds of $30,000 from the Transaction, which will be used as general working capital.  The Purchase Agreement includes customary representations, warranties and covenants.   In connection with the Transaction, the Company issued Asher the Note.  Interest on the Note accrues at a rate of 8% annually.The principal amount of the Note together with interest may be converted into shares of the Company's common stock, par value $0.0001 (“Common Stock”), at the option of the Asher at a conversion price equal to fifty-five percent (55%) of the Market Price (as defined in the Note) for the Common Stock during the ten trading days prior to the conversion.

On July, 5, 2012, the Company agreed to acquire the rights to 100 oil and gas leases from Avenill Ventures, LLC for $700,000.   Avenhill is beneficially owned by Paul Howarth and Joseph Mezey, our officers and directors. The Company agreed to issue to $100,000 in Company stock at the closing market price on July 5, 2012 which was $0.002.  As such on July 9, 2012.the Company issued 25,000,000 shares of its Class A Common Stock to Renard Properties, LLC (which is beneficially owned by Paul Howarth) and 25,000,000 shares of its Class A Common Stock to JW Group, Inc. (which is beneficially owned by Joseph Mezey).  The remaining $600,000 is owed as a note in the amounts of: $200,000 Renard Properties, LLC, $200,000 to JW Group, Inc. and $200,000 to an unrelated 3rd party.

On July, 5, 2012, the Company agreed to acquire the rights to 100 oil and gas leases from Avenill Ventures, LLC for $700,000.   Avenhill is beneficially owned by Paul Howarth and Joseph Mezey, our officers and directors. The
Company agreed to issue to $100,000 in Company stock at the closing market price on July 5, 2012 which was $0.002.  As such on July 9, 2012.the Company issued 25,000,000 shares of its Class A Common Stock to Renard Properties, LLC (which is beneficially owned by Paul Howarth) and 25,000,000 shares of its Class A Common Stock to JW Group, Inc. (which is beneficially owned by Joseph Mezey).  The remaining $600,000 is owed as a note in the amounts of: $200,000 Renard Properties, LLC, $200,000 to JW Group, Inc. and $200,000 to an unrelated 3rd party.

On July, 6, 2012, the Company issued 3,235,294 shares of Class A Common stock at an applicable conversion price of $0.00068.  Asher Enterprises converted $2,200 of its note convertible in the amount of $42,500.  As a result, the Company issued 3,235,294 shares of its Class A Common Stock to Asher Enterprises, Inc.  The agreement with Asher allows them to convert their debt after six (6) months at a conversion price equal to the lowest closing bid price twenty trading days prior to the conversion date.

On July 19, 2012, the Company issued 3,235,294 shares of Class A Common stock at an applicable conversion price of $0.00068.  Asher Enterprises converted $2,200 of its note convertible in the amount of $42,500.  As a result, the Company issued 3,235,294 shares of its Class A Common Stock to Asher Enterprises, Inc.  The agreement with Asher allows them to convert their debt after six (6) months at a conversion price equal to the lowest closing bid price twenty trading days prior to the conversion date.

On July 25, 2012, the Company issued 3,235,294 shares of Class A Common stock at an applicable conversion price of $0.00068.  Asher Enterprises converted $2,200 of its note convertible in the amount of $42,500.  As a result, the Company issued 3,235,294 shares of its Class A Common Stock to Asher Enterprises, Inc.  The agreement with Asher allows them to convert their debt after six (6) months at a conversion price equal to the lowest closing bid price twenty trading days prior to the conversion date.

On August 1 2012, the Company issued 3,235,294 shares of Class A Common stock at an applicable conversion price of $0.00068.  Asher Enterprises converted $2,200 of its note convertible in the amount of $42,500.  As a result, the Company issued 3,235,294 shares of its Class A Common Stock to Asher Enterprises, Inc.  The agreement with Asher allows them to convert their debt after six (6) months at a conversion price equal to the lowest closing bid price twenty trading days prior to the conversion date.

On August 7, 2012, the Company issued 3,263,158 shares of Class A Common stock at an applicable conversion price of $0.00068.  Asher Enterprises converted $2,200 of its note convertible in the amount of $42,500.  As a result, the Company issued 3,235,294 shares of its Class A Common Stock to Asher Enterprises, Inc.  The agreement with Asher allows them to convert their debt after six (6) months at a conversion price equal to the lowest closing bid price twenty trading days prior to the conversion date.

Note 10 – Subsequent Events (Continued)

On August 9, 2012, the Company issued 3,000,000 shares of Class A Common stock to Renard Properties, LLC at a price of $.0049.  The shares issued are restricted under Rule 144.  Renard Properties is beneficially owned by Paul Howarth our CEO.

On August 9, 2012, the Company issued 3,000,000 shares of Class A Common stock to JW Group, Inc. at a price of $.0049.  The shares issued are restricted under Rule 144.  JW Group is beneficially owned by Joseph Mezey our CFO.

On August 10, 2012, the Company issued 2,000,000 shares of Class A Common stock to Renard Properties, LLC at a price of $.01.  The shares issued are restricted under Rule 144.  Renard Properties is beneficially owned by Paul Howarth our CEO.

On August 10, 2012, the Company issued 2,000,000 shares of Class A Common stock to JW Group, Inc. at a price of $.01.  The shares issued are restricted under Rule 144.  JW Group is beneficially owned by Joseph Mezey our CFO.

On August 14, 2012, the Company issued 1,000,000 shares of Class A Common stock to Renard Properties, LLC at a price of $.0195.  The shares issued are restricted under Rule 144.  Renard Properties is beneficially owned by Paul Howarth our CEO.

On August 14, 2012, the Company issued 1,000,000 shares of Class A Common stock to JW Group, Inc. at a price of $.0195.  The shares issued are restricted under Rule 144.  JW Group is beneficially owned by Joseph Mezey our CFO.

On August 20, 2012, The Company’s officers, Paul Howarth and Joseph Mezey, agreed to purchase on behalf of the company a sluice box.  The officers agreed to pay the $150,000 for the equipment in exchange for the shares purchase on August 9-14, 2012 and a promissory note for the remaining amount.

On August 20, 2012, the Company closed on a Securities Purchase Agreement (“Purchase Agreement”) with Asher Enterprises, Inc., a Delaware corporation (“Asher”), relating to the issuance and sale to Asher of an unsecured convertible promissory note (the “Note”) in a private transaction (the “Transaction”) with a principal amount of $32,500.  The Company received net proceeds of $30,000 from the Transaction

On August 19, 2012, the Company renewed its lease on the corporate apartment in Lima, Peru.

On August 20, 2012, Paul Howarth, Graystone Company’s CEO, applied for the equivalent of a green card in Peru.

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

The following discussion summarizes the results of our operations for the three month period ended March 31, 2012, and compares those results to the three months ended March 31, 2011. It also analyzes our financial condition at December 31, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended December 31, 2011 and 2010 and Notes to the financial statements, in our Form 10-K for our fiscal year ended December 31, 2011.

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

Overview

During our current Three Months Ended March 31, 2012, we generated sales of $15,101 and incurred a net loss of $401,275.  We have received no substantial revenue ($2,203) from the production of gold or other metals, and historically relied on our other divisions and equity and debt financings to finance our ongoing operations. Our operations generated a net loss of $381,315 from for the Three Months Ending 31, 2012. In order to fund operations, we relied on proceeds received under the private placement sale in secured convertible debentures aggregating $65,000 from Asher Enterprises, and proceeds received from notes payable of $12,392 from our shareholders.

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

Consulting Division.  The company discontinued operating the consulting division and redeployed its assets to the natural resources division.

Real Estate Division.  The company has ceased operating this division.  The company sold its sole property and has redeployed its assets to the natural resources division.

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

Mining Properties

The Company currently owns 1,900 hectares and is in the process of completing the transfer of these properties into the Company’s wholly owned subsidiary in Peru.  The properties include the following projects:

Name	Area (hectares)	Dept	Province	District
Gorilla	400	Loreto	Datem del Maranon	Manseriche
Graystone II	800	Loreto	Datem del Maranon	Manseriche
Graystone III	700	Amazonas	Condorcanqui	Rio Santiago

Results of Operations

For the Six Months Ended June 30, 2012 and 2011, the Company generated the following revenue:

	Six Month Ended June 31,
	2012	2011

Sales, net	$42,470	$81,209
Cost of Goods Sold	14,279	30,079
Gross Profit	28,191	51,130

For Sic Months Ended June 30, 2012 and 2011, the Company generated the following expenses:

	Six Month Ended June 30 31,
	2012	2011

General and Administrative	$302,434	$23,694
Legal and Professional	555,192	263,259
Research and Development	45,035	170,545
	902,661	406,368

The Company's research and development expenses are related to the Company's mining activities in Peru and include exploration on the Company's mining properties.

Liquidity and Capital Resources

The following is a summary of our balance sheet for the Six Months Ended June 30, 2012 and 2011:

Six Months Ended June 30,
2012

Cash	$46,018
Accounts receivable	21,930
Other Long-tern assets	57,013

Stockholders' Equity	(121,087)

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

Accounting and Audit Plan

We expect are audit fees to be approximately $10,000 for the 10-K and $1,500 - $5,000 to review our 10-Q.  In the next twelve months, we anticipate spending approximately $30,000 to pay for our accounting and audit requirements.

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

Winding Down Of Business Segments

The Company is currently in the process of winding down is business operations in the following business segments:  paypercallexhange.com, consulting and real estate.  The Company's Board of Directors believes that by winding down these operations it will free up necessary assets to be deployed in its main business segment: mining.      The Company has completed the winding down of the consulting and real estate business segments. The Company expects that the winding up of the remaining business segments will be concluded by the December 2012.

Related party Transactions

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

During the three months ending June 30, 2012, the Company received a note of $24,445 from Joseph Mezey. The note bears no interest and the maturity dates are not within 12 months.

During the three months ending June 30, 2012, the Company received a note of $43,447 from Renard Properties, LLC. The note bears no interest and the maturity dates are not within 12 months.

During the three months ending June 30, 2012, the Company received a note of $15,000 from  3rd party shareholder. The note bears no interest and the maturity dates are not within 12 months.

On August 9, 2012, the Company issued 3,000,000 shares of Class A Common stock to Renard Properties, LLC at a price of $.0049.  The shares issued are restricted under Rule 144.  Renard Properties is beneficially owned by Paul Howarth our CEO.

On August 9, 2012, the Company issued 3,000,000 shares of Class A Common stock to JW Group, Inc. at a price of $.0049.  The shares issued are restricted under Rule 144.  JW Group is beneficially owned by Joseph Mezey our CFO.

On August 10, 2012, the Company issued 2,000,000 shares of Class A Common stock to Renard Properties, LLC at a price of $.01.  The shares issued are restricted under Rule 144.  Renard Properties is beneficially owned by Paul Howarth our CEO.

On August 10, 2012, the Company issued 2,000,000 shares of Class A Common stock to JW Group, Inc. at a price of $.01.  The shares issued are restricted under Rule 144.  JW Group is beneficially owned by Joseph Mezey our CFO.

On August 14, 2012, the Company issued 1,000,000 shares of Class A Common stock to Renard Properties, LLC at a price of $.0195.  The shares issued are restricted under Rule 144.  Renard Properties is beneficially owned by Paul Howarth our CEO.

On August 14, 2012, the Company issued 1,000,000 shares of Class A Common stock to JW Group, Inc. at a price of $.0195.  The shares issued are restricted under Rule 144.  JW Group is beneficially owned by Joseph Mezey our CFO.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 10, 2012 the Company received a note in the amount of $32,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on October 12, 2012. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.  As of June 30, 2012, the Company accrued $1,592 interest on the unsecured convertible loan.  The proceeds which were used for general operations.

On February 28, 2012 the Company received a note in the amount of $32,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on November 30, 2012. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.  As of June 30, 2012, the Company accrued $1,159 interest on the unsecured convertible loan.

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

On April 26, 2012 the Company received a note in the amount of $47,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on January 30, 2013. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.  As of June 30, 2012, the Company accrued $885 interest on the unsecured convertible loan. The proceeds which were used for general operations.

On June 21, 2012 the Company received a note in the amount of $32,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on March 25, 2013. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.  As of June 30, 2012, the Company accrued $85 interest on the unsecured convertible loan. The proceeds which were used for general operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholder voted on March 27, 2012 to approve a reverse split of 400:1 for all shares outstanding and issued as of March 27, 2012.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended June 30, 2012 that was not previously disclosed in our filings during that period.

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

THE GRAYSTONE COMPANY, INC.

Date: August 20, 2012	By: /s/ Paul Howarth
Paul Howarth
Chief Executive Officer

Date: August 20, 2012	By: /s/ Joseph Mezey
Joseph Mezey Chief Financial and Accounting Officer