Form 10-Q
period 2012-09-30
Graystone Co
filed 2012-11-19
CIK 1510524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of November 19, 2012
Class A Common stock, par value $0.0001 per share Class B Common stock, par value $0.001 per share	304,625,354 5,000,000

THE GRAYSTONE COMPANY, INC.

FORM 10-Q
September 30, 2012

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GRAYSTONE COMPANY, INC.
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	63,053	$793
Accounts receivable	-	17,120
Shareholders' subscription receivable	-	350,000
Total current assets	63,053	367,913

Plant, property & equipment (net of depreciation)	302,913	69,713
Acquired intangible assets (net of amortization)	-	14,000

Total assets	$365,966	$451,626

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	13,438	$10,495
Accrued expenses	6,790	1,637
Notes from related party	281,372
Other liabilities	120,795
Loan from shareholders	115,373
Current portion of long term debts	123,297	12,713
Total current liabilities	661,065	24,845

Long term debts	0	94,448
Total liabilities	661,065	119,293

Stockholders' (deficit) equity
Class A Common stock, $.0001 par value; 700,000,000 shares authorized, 285,604,200 and 19,056,000 shares issued and outstanding as of September 30, 2012 and December, 2011, respectively.	285,604	19,056
Class B Common stock, $.001 par value; 5,000,000 shares authorized, 5,000,000 and 700,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.	5,000	1,400
Additional paid-in capital	3,420,614	2,476,773
Dividend paid	-	(46,764)
Accumulated deficits	(4,006,317)	(2,118,132)
Total stockholders' (deficit) equity	(295,099)	332,333

Total liabilities and stockholders' (deficit) equity	$365,966	$451,626

See accompanying notes to condensed consolidated financial statements

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$46,008	$37,782	$88,478	$112,631
Cost of goods sold	40,999	14,330	55,278	42,333
Gross profit	$5,009	$23,452	$33,200	$70,298

Operating Expenses
General and administrative	609,209	21,288	911,643	79,555
Legal and professional	182,611	239,073	737,803	487,000
Research and development	45,770	170,545	90,805	182,945
Total operating expenses	837,590	430,906	1,740,251	749,500

Loss from operations	(832,581)	(407,454)	(1,707,051)	(679,202)

Other income (expense)
Interest income	-	-	-	100
Interest (expense)	(31,308)	-	(115,791)	-
Other income	-	-	0	(258)
(Loss) on sale of assets	(13,250)	-	(18,579)	-
Total other income (expense)	(44,558)	-	(134,370)	(158)

Loss before income taxes	(877,139)	(407,454)	(1,841,421)	(679,360)

Provision for income taxes	-	-	-	-

Net loss	$(877,139)	$(407,454)	$(1,841,421)	$(679,360)

Net loss per share of common stock:
Basic	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding	211,143,069	96,059,066	115,142,328	58,759,063

See accompanying notes to condensed consolidated financial statements

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities
Net Income(loss)	$(1,841,421)	$(679,360)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciations on fixed assets	1,800	-
Amortizations on intangible assets	750	-
Derivative expense	120,795
Interest BCF	109,501	-
Impairment of acquired intangible assets	13,250	-
Loss on sale of plant, property & equipment	18,579	-
Common stock issuances for services contributed	937,783	-
Notes issued for legal services contributed	31,250	-
Changes in operating assets and liabilities:
Accounts receivable	17,120	(6,624)
Accounts payable	2,943	9,374
Accrued expenses	5,153	22,445
Net cash used by operating activities	(582,497)	(654,165)

Cash flows from investing activities
Purchase of plant, property & equipment	(268,521)	(70,742)
Purchase of minority interest of entity	-	(1,700,000)
Sale of plant, property & equipment	14,942	-
Net cash provided (used) by investing activities	(253,579)	(1,770,742)

Cash flows from financing activities
Proceeds from notes payable	535,436	256,983
Proceeds from stock issaunces	430,350	2,193,025
Repayment from notes payable	(67,450)	-
Cash dividend paid	-	(30,000)
Net cash provided by financing activities	898,336	2,420,008

Net change in cash and cash equivalent	62,260	(4,899)

Cash and cash equivalent at the beginning of year	793	5,522

Cash and cash equivalent at the end of year	$63,053	$623

Supplemental disclosures of cash flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Issuance of common stock for services contributed	$937,783	$-
Issuance of notes for services contributed	$31,250	$-
BCF note discount	$109,501	$-
BCF note that converted to class A common stock	$124,948	$-
Common stocks cancelled with subscription receivable	$(218,200)	$-
Subscription receivable compensated with professional service contributed	$131,800	$-

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

Historically, it has mostly relied upon internally generated funds such as shareholder loans and advances to finance its operations and growth. Management may raise additional capital by retaining net earnings or through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

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

Accounts Receivable

Accounts receivable, if any, is carried at the expected net realizable value. The allowance for doubtful accounts, when determined, will be based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. As of September 30, 2012 and December 2011, the balances of accounts receivable were $28,830 and $17,120, respectively.

Notes Payable

Notes payable is classified as current if the maturity date is within 12 months after September 30, 2012, and otherwise it is classified as non-current.

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

Non-operating divisions:

Marketing Division - This division operates under d/b/a paypercallexchange.com. This division began operating in July 2010.  The division serves as an advertising and customer acquisition firm for 3rd party entities.  The Company places generic interactive advertisements through our proprietary process and technologies, in numerous mediums, e.g. print, web, Skype and mobile. Revenue is recognized when the call is generated and transferred to one of the clients.  The Company shut down this division during the 3rd quarter 2012.

Consulting Division - This division operates under d/b/a Graystone Ventures.  Graystone Ventures began operating in November 2010.  This division is a strategic, financial and operational consulting entity, which allows clients to outsource aspects of their business.  This division focuses primarily on early staged companies and public companies in the nano-cap and micro-cap but also assists growth and mature companies as well.  This division provides services in the areas of marketing, sales and operations. Revenue is recognized when consulting services are provided to clients. The Company shut down this division during the 3rd quarter 2012.

Real Estate Division - This division began operations in January 2011 and acquired its initial property on March 30, 2011.  On March 30, 2011, the Company retained the services of a consultant to manage its properties and locate additional properties in the Fort Wayne, Indiana area.  Revenue is recognized when management services are provided to clients. The Company shut down this division during the 3rd quarter 2012.

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

Costs associated with the development of the Company’s products are charged to expense as incurred. $90,805 and $193,907 were incurred in the period ended September 30, 2012 and 2011, respectively.

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

The Company reviews the carrying values of long-lived assets whenever events and circumstances, such as reductions in demand, lower projections of profitability, significant changes in the manner of our use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected undiscounted future cash flows from its use and eventual disposition. If this review indicates that there is impairment, the impaired asset is written down to its fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows. The Company estimates regarding future anticipated revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in a reduction in net income or an increase to net loss in the period when such determinations are made.  As of September 30, 2012 the Company wrote off the intangible assets since the Company ceased operations that used the intangible assets.

	2012	2011

Definite-lived intangibles	15,000	15,000
Accumulated amortization/Write off	(15,000)	1,000
Definite-lived intangibles, net	0	14,000

Total other intangible assets	$0	$14,000

Definite-lived intangibles approximate remaining weighted average useful life in years.

Note 4 – Common Stock

The Company is authorized to issue 700,000,000 shares of Class A Common Stock, Class A, with a par value of $0.001. The Company's board of directors and majority of its Class A Common Stock holders approved a reverse split of 400:1 for all shares issued and outstanding as of March 27, 2012. The reverse split will be effective at May 14, 2012. Therefore, in the period ended September 30, 2012, the company issued a total of 285,604,200 Class A Common Stock shares.

Date	Category(in exchange for)
5/14/2012	Reverse	(190,874,048)
5/14/2012	Services	64,100,000
5/31/2012	Services	200,000
6/5/2012	Cash/Services	3,000,000
6/11/2012	Convertible Notes	3,181,818
6/14/2012	Services	250,000
6/19/2012	Cash/Services	1,750,000
6/21/2012	Convertible Notes	3,214,286
	Subtotal	(115,177,944)

	Shares issued in the beginning balance	191,352,500
	Total Class A Common Stock Shares Issued in first Quarter 2012	(115,177,944)
	Shares issued as of June 30, 2012	76,174,556
7/5/2012	Services	25,000,000
7/5/2012	Services	25,000,000
7/5/2012	Convertible Notes	3,235,294
7/6/2012	Services	1,655,000
7/10/2012	Services	10,000,000
7/10/2012	Services	10,000,000
7/11/2012	Convertible Notes	3,235,294
7/11/2012	Services	2,000,000
7/11/2012	Cash/Services	5,000,000
7/13/2012	Convertible Notes	3,235,294
7/17/2012	Convertible Notes	3,235,294
7/24/2012	Convertible Notes	3,235,294
7/27/2012	Cash/Services	5,000,000
8/1/2012	Convertible Notes	3,235,294
8/7/2012	Convertible Notes	3,263,158
8/8/2012	Cash/Services	5,000,000
8/10/2012	Convertible Notes	3,263,158
8/13/2012	Cash/Services	5,000,000
8/15/2012	Services	200,000
8/15/2012	Services	1,655,000
8/15/2012	Services	200,000
8/15/2012	Cash/Services	5,000,000
8/21/2012	Services	8,000,000
8/21/2012	Services	8,000,000
8/21/2012	Convertible Notes	8,842,105
8/27/2012	Convertible Notes	4,105,263
8/28/2012	Convertible Notes	2,941,176
9/1/2012	Services	625,000
9/1/2012	Services	625,000
9/4/2012	Cash/Services	10,000,000
9/5/2012	Convertible Notes	4,947,368
9/11/2012	Convertible Notes	4,347,826
9/12/2012	Convertible Notes	6,521,739
9/13/2012	Convertible Notes	3,826,087
9/21/2012	Cash/Services	20,000,000
	Subtotal	209,429,644

	Shares issued in the beginning balance	76,174,556
	Total Class A Common Stock Shares Issued in 3rd Quarter 2012	209,429,644
	Shares issued as of September 30, 2012	285,604,200

The Company is authorized to issue 5,000,000 shares of Class B Common Stock, Par Value with a par value of $0.001.  The Class B shares do not have the right to convert into Series A.  Additionally , the Series B votes with the Common A shareholders, unless prohibited by law, and have voting rights equal to 100 votes for each share of Class B Common Stock.  In the period ended September 30, 2012, the company issued a total of 3,600,000 Class B Common Stock shares.

Note 5 – Dividends

The Company did not declare or issue any dividends in the quarter ending September 30, 2012.

Note  6 – Commitments and legal proceedings

Legal Proceedings

The Company is not presently involved in any legal proceedings and was not involved in any such legal proceedings during the year ended September 30, 2012.

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

Assets Measured at Fair Value on a Recurring Basis

As of June 30, 2012, none of the Company’s cash balances were invested in financial instruments. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of June 30, 2012:

As of June 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:

Cash (1)	$63,053	$63,053	-	-

(1) Included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include money market securities. The Company reviewed its financial and non-financial assets and liabilities for the year ended September 30, 2012 and concluded that there were no material impairment charges during each of these periods.

Note 8 – Convertible Notes Payable

Asher November 29, 2011 convertible note.  On November 29, 2011 the Company received a note in the amount of $42,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on September 5, 2012. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.

Conversion Rights: At any time on or prior to the Maturity Date, subject to the written consent of the Company, all or any portion of the then outstanding Principal Amount and accrued but unpaid interest of the Notes may be converted (the "Optional Conversion") into a number of shares of the Company’s common stock (the "Optional Conversion Shares") equal to the amount of the then outstanding Principal Amount plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be $0.03 per Optional Conversion Share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from Asher Enterprises were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. We recorded the relative fair value of the warrant issued to Asher Enterprise in the amount of $14,986 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental intrinsic value benefit of $27,514, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note.  The convertible notes was converted to common stocks on June 5, 2012.  We recorded zero interest expense for the three months ended September 30, 2012 and 2011 in connection with the Asher note.  As the convertible notes was converted prior to the maturity date on September 5, 2012, the unamortized discount of $9,982 was reversed as a debt discount as of June 30, 2012.

Asher January 10, 2012 convertible note.  On January 10, 2012 the Company received a note in the amount of $32,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on October 12, 2012. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.

Conversion Rights: At any time on or prior to the Maturity Date, subject to the written consent of the Company, all or any portion of the then outstanding Principal Amount and accrued but unpaid interest of the Notes may be converted (the "Optional Conversion") into a number of shares of the Company’s common stock (the "Optional Conversion Shares") equal to the amount of the then outstanding Principal Amount plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be $0.03 per Optional Conversion Share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from Asher Enterprises were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. We recorded the relative fair value of the warrant issued to Asher Enterprise in the amount of $11,691 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental intrinsic value benefit of $20,809, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note.  The convertible notes was converted to common stocks on July 16, 2012.  We recorded interest expense of $2,891 and zero, respectively, for the three months ended September 30, 2012 and 2011 in connection with the Asher note.  As the convertible notes was converted prior to the maturity date on September 5, 2012, the unamortized discount of $10,641 was reversed as a debt discount as of September 30, 2012.

Asher February 28, 2012 convertible note.  On February 28, 2012 the Company received a note in the amount of $32,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on November 30, 2012. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.

Conversion Rights: At any time on or prior to the Maturity Date, subject to the written consent of the Company, all or any portion of the then outstanding Principal Amount and accrued but unpaid interest of the Notes may be converted (the "Optional Conversion") into a number of shares of the Company’s common stock (the "Optional Conversion Shares") equal to the amount of the then outstanding Principal Amount plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be $0.03 per Optional Conversion Share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from Asher Enterprises were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. We recorded the relative fair value of the warrant issued to Asher Enterprise in the amount of $11,708 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental intrinsic value benefit of $20,792, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note.  The convertible notes was converted to common stocks on July 16, 2012.  We recorded interest expense of $14,601 and zero, respectively, for the three months ended September 30, 2012 and 2011 in connection with the Asher note.  As the convertible notes was converted prior to the maturity date on September 3, 2012, the unamortized discount of $10,362 was reversed as a debt discount as of September 30, 2012.

Asher April 26, 2012 convertible note.  On April 26, 2012 the Company received a note in the amount of $47,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on January 30, 2013. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.

Conversion Rights: At any time on or prior to the Maturity Date, subject to the written consent of the Company, all or any portion of the then outstanding Principal Amount and accrued but unpaid interest of the Notes may be converted (the "Optional Conversion") into a number of shares of the Company’s common stock (the "Optional Conversion Shares") equal to the amount of the then outstanding Principal Amount plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be $0.01 per Optional Conversion Share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from Asher Enterprises were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. We recorded the relative fair value of the warrant issued to Asher Enterprise in the amount of $42,582 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental intrinsic value benefit of $4,918, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note.  We recorded interest expense of $15,663 and zero, respectively, for the three months ended September 30, 2012 and 2011 in connection with the Asher note.

Asher June 21, 2012 convertible note.  On June 21, 2012 the Company received a note in the amount of $32,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on March 25, 2013. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.

Conversion Rights: At any time on or prior to the Maturity Date, subject to the written consent of the Company, all or any portion of the then outstanding Principal Amount and accrued but unpaid interest of the Notes may be converted (the "Optional Conversion") into a number of shares of the Company’s common stock (the "Optional Conversion Shares") equal to the amount of the then outstanding Principal Amount plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be $0.01 per Optional Conversion Share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from Asher Enterprises were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. We recorded the relative fair value of the warrant issued to Asher Enterprise in the amount of $30,631 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental intrinsic value benefit of $1,869, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note.  We recorded interest expense of $10,717 and zero, respectively, for the three months ended September 30, 2012 and 2011 in connection with the Asher note.

Asher August 7, 2012 convertible note.  On August 7, 2012 the Company received a note in the amount of $32,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on May 9, 2013. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.

Conversion Rights: At any time on or prior to the Maturity Date, subject to the written consent of the Company, all or any portion of the then outstanding Principal Amount and accrued but unpaid interest of the Notes may be converted (the "Optional Conversion") into a number of shares of the Company’s common stock (the "Optional Conversion Shares") equal to the amount of the then outstanding Principal Amount plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be $0.01 per Optional Conversion Share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from Asher Enterprises were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. We recorded the relative fair value of the warrant issued to Asher Enterprise in the amount of $6,609 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental intrinsic value benefit of $25,891, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note.  The convertible notes was converted to common stocks on July 16, 2012.  We recorded interest expense of $6,500 and zero, respectively, for the three months ended September 30, 2012 and 2011 in connection with the Asher note.

Asher August 27, 2012 convertible note.  On August 27, 2012 the Company received a note in the amount of $32,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on May 30, 2013. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.

Conversion Rights: At any time on or prior to the Maturity Date, subject to the written consent of the Company, all or any portion of the then outstanding Principal Amount and accrued but unpaid interest of the Notes may be converted (the "Optional Conversion") into a number of shares of the Company’s common stock (the "Optional Conversion Shares") equal to the amount of the then outstanding Principal Amount plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be $0.01 per Optional Conversion Share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from Asher Enterprises were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. We recorded the relative fair value of the warrant issued to Asher Enterprise in the amount of $6,670 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental intrinsic value benefit of $25,830, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note.  The convertible notes was converted to common stocks on July 16, 2012.  We recorded interest expense of $4,004 and zero, respectively, for the three months ended September 30, 2012 and 2011 in connection with the Asher note.
The following table reflects the carrying values of our short-term notes payable as of September 30, 2012:

Current notes payable
	Total loan	Loan conversion to common stocks	Debt Discount	Net notes payable

Asher Graystone note 1	$(32,500.00)	$21,859.43	$(10,640.57)	$-
Asher Graystone note 2	(32,500)	22,138	(10,362)	-
Asher Graystone note 3	(42,500)	32,518	(9,982)	-
Asher Graystone note 4	(47,500)		20,771	(26,729)
Asher Graystone note 5	(32,500)		14,211	(18,289)
Asher Graystone note 6	(32,500)		26,000	(6,500)
Asher Graystone note 7	(32,500)		28,496	(4,004)
				-
Total convertible notes payable	$(252,500)	$76,515	$58,493	$(117,492)
Notes from related parties				(281,372)
Loans from shareholders				(115,373)
Other loan				(5,805)
Total short-term notes payable				$(520,042)

For the three months and nine months ended September 30, 2012, the total accrued interest and interest on beneifical conversion features was $50,595 and $109,501, respectively.

Moreover the following table summarizes the Future maturities of Loans Payable as of September 30, 2012 are as follows:
Principal
12/31/2012	$402,550
12/31/2013	117,492
12/31/2014	-
12/31/2015	-
12/31/2016	-
Thereafter	-
Total	$520,042

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

The following present total revenue by geographic region for the period ended September 30, 2012.

Revenues:
	June 30, 2012	December 31, 2011
U.S. Sales	$79,348	$125,728
Oversea Sales	$9,294	$4,990

Total Sales	$88,422	$130,718

The decrease in US Sales is attributable to the fact that Company is winding down its operations related to paypercallexchange.com, real estate division and consulting division and redeploying those assets to it mining operations.

The following present total cost of goods sold by geographic region for the period ended September 30, 2012.

Sales by category
	Period Ending September 30,
	2012	2011
Paypercallexchange.com	$14,023	$31,472
Gold/Silver Sales	$41,256	$4,990
Other Income	$0	$1,320

Total Sales	$55,278	$37,782

Note 10 – Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2012 to the date of issuance in accordance with ASC 855 “Subsequent Event”. We have had the following material subsequent event.

On November 13, 2012, the Company issued 4,000,000 shares of Class A Common stock at an applicable conversion price of $0.004. Asher Enterprises converted $16,000 of its note convertible in the amount of $47,500. The agreement with Asher allows them to convert their debt after six (6) months at a conversion price equal to the average of the three (3) lowest closing bid prices ten (10) trading days prior to the conversion date. This draw is against the note dated April 26 2012 in the amount of $47,500. There is $16,500 remaining on the note.

On November 5, 2012, the Company issued 3,846,154 shares of Class A Common stock at an applicable conversion price of $0.0039. Asher Enterprises converted $15,000 of its note convertible in the amount of $47,500. The agreement with Asher allows them to convert their debt after six (6) months at a conversion price equal to the average of the three (3) lowest closing bid prices ten (10) trading days prior to the conversion date. This draw is against the note dated April 26 2012 in the amount of $47,500. .

On November 5, 2012, the Company and its CEO and CFO agreed to a revolving line of credit in the amount of $100,000. The Company’s CEO and CFO will provide a line of credit to the Company in the total amount of $100,000 which shall be used for short term cash flows needs and shall bear no interest.

On October 5, 2012, the Company closed on a Securities Purchase Agreement (“Purchase Agreement”) with Asher Enterprises, Inc., a Delaware corporation (“Asher”), relating to the issuance and sale to Asher of an unsecured convertible promissory note (the “Note”) in a private transaction (the “Transaction”) with a principal amount of $32,500. The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on July 10, 2013. The Company received net proceeds of $30,000 from the Transaction, which will be used as general working capital.  The Purchase Agreement includes customary representations, warranties and covenants.   In connection with the Transaction, the Company issued Asher the Note.  Interest on the Note accrues at a rate of 8% annually. The principal amount of the Note together with interest may be converted into shares of the Company's common stock, par value $0.0001 (“Common Stock”), at the option of the Asher at a conversion price equal to fifty-five percent (55%) of the Market Price (as defined in the Note) for the Common Stock during the ten trading days prior to the conversion.

On October 1, 2012, the Company received a loan from Renard Properties for $40,000 which was used to purchase mining equipment in Peru.

On October 1, 2012, the Company received a loan from JW Group for $40,000 which was used to purchase mining equipment in Peru.

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

The following discussion summarizes the results of our operations for the nine month period ended September 30, 2012, and compares those results to the nine month period ended September 30, 2011. It also analyzes our financial condition at December 31, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended December 31, 2011 and 2010 and Notes to the financial statements, in our Form 10-K for our fiscal year ended December 31, 2011.

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

The Company currently owns the mining rights to 2,300 hectares.  The Company is currently in the process of having the claims put in the name of the Company's subsidiary Grupo Minero Inca.  One hectares equals 2.47 acres.  The Company anticipates that its cost of acquiring properties with proven or probable reserves will cost between 20% and 25% of the total amount that is extracted from these properties.  Additionally, the acquisition cost of the machinery needed to perform the extraction is expected to be between $50,000 and $500,000.  The staffing costs related to the extraction of the mineral ore will be between 25% and 30% of the total amount that is extracted from these sites.  Thereby, the Company anticipates the cost of property and equipment acquisition and the labor and mining operations related to extracting gold on its properties to be approximately 55% of the gross value of the gold extracted from its properties.

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

Mining Division in Peru

In November 2012, the Company has begun initial mining production in Peru.  The Company has determined that it qualifies for a 2-year exemption from the Ministry of Mining in Peru.  The exemption allows the Company to conduct full mining operations on its mining property for 2-years while completing the environmental impact study.  The Company has filed for the exemption and expects to receive the exemption by the end of 2012.  The Company is allowed to conduct limited production operations until it receives the exemption from the Ministry of Mining.

The Company’s mining operations in Peru consist of alluvial (or placer) mining.   Placer mining refers to mining precious metal deposits (particularly gold and gemstones) found in alluvial deposits – which are deposits of sand and gravel in modern or ancient stream beds, or occasionally glacial deposits. The gold deposits are moved by stream flow from an original source such as a vein. Since heavy metals like gold are considerably more dense than sand, they tend to accumulate at the base of placer deposits.

The Company uses the term “System” to refer to it mining production operations.  A “System” consists of the following:

•	Mining production foreman
•	Crew of 12 for mining (2 shifts of 8 hours each.)
•	Cook
•	Water Pumps to move water to were mining operations are occurring
•	Rock pumps to move the dirt, rocks and water to sluice box
•	Sluice box
•	Shaker Tables

The Company expects the monthly expenses (monthly burn rate) associated to each system to be approximately $20,000 - $25,000.  The Company expects the initial capital expenditures for system to be approximately $100,000 and up to $250,000 with heavier equipment. These expenses include the costs of the employees, food, gasoline, diesel, oil, grease, soda ash, travel, security, repairs to equipment, machine parts, and miscellaneous supplies.  The Company expects itsbreakeven point to be approximately 20 grams of gold per day depending on the purity levels, refining fees and easement costs.

Mining Operations in 4th Quarter 2012

The Company began mining production operations in November 2012 and expects to slowly develop or expand it operations over the next 6 months.  The Company’s expectations are that it will run one System during the 4th quarter 2012 prior to adding heavy equipment to allow the flexibility to locate the optimal locations to mine.  The Company expects to mine 22 days per month and to generate 15 – 20 grams per day.

The Company expects to increase its number of Systems by approximately 1 per quarter beginning in 2nd Quarter 2013. The Company also expects to increase its gold recovery to 50 grams per day per System with the addition of heavier equipment such as an excavator and trommel (replacing the sluice box).  The Company’s expects to recover approximately 850 – 900 ounces of gold in 2013 for revenue of approximately $1,000,000.

Oil & Gas Operations

In July 2012, the Company acquired the rights to 100 oil leases in Kansas.  The Company acquired a 50% working interest in the oil wells and the other 50% was owned by an unrelated 3rd party (Martha Oil). The Company funded the initial oil well to be drilled to determine the feasibility of the oil wells.  The initial drilling was conducted in August 2012.  However, since then the Company has been disappointed by the lack of information coming from Martha Oil regarding the oil wells.  As a result of the lack of information and other circumstances, the Company decided not to go forward with the oil operations.  Therby, in November 2012 the Company has reversed out the transaction involving the 100 oil leases it acquired in July 2012.

The Company also made this decision due to the increased activity in Peru regarding the Company’s mining operations.  The Company had hoped to diversify its revenue stream to include oil but determine that it was detracting from the Company’s main business of mining.

Previous Operations That Have Ceased During Fiscal Year 2012

Marketing Division.

The Company has completed the winding down of this Division and has written off the intangible assets associated to this division.  By winding down the division the Company can redeploy its assets to its main business of mining.

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

We have experienced recurring net losses from operations which losses have caused an accumulated deficit of ($4,006,317) as of September 30, 2012. We had net losses of ($1,841,421) for the period ended September 30, 2012. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

Mining Properties

The Company currently owns 2,300 hectares and is in the process of completing the transfer of these properties into the Company’s wholly owned subsidiary in Peru.  The properties include the following projects:

Name	Area (hectares)	Dept	Province	District
Gorilla	400	Loreto	Datem del Maranon	Manseriche
Graystone II	800	Loreto	Datem del Maranon	Manseriche
Graystone III	700	Amazonas	Condorcanqui	Rio Santiago
Graystone IV	400	Loreto	Datem del Maranon	Manseriche

Results of Operations

For the Six Months Ended June 30, 2012 and 2011, the Company generated the following revenue:

	Nine Month Ended September 30,
	2012	2011

Sales, net	$88,478	$81,209
Cost of Goods Sold	55,278	30,079
Gross Profit	33,200	51,130

For Sic Months Ended June 30, 2012 and 2011, the Company generated the following expenses:

	Nine Month Ended September 30,
	2012	2011

General and Administrative	$911,643	$23,694
Legal and Professional	737,803	263,259
Research and Development	90,805	170,545
	1,740,251	406,368

The Company's research and development expenses are related to the Company's mining activities in Peru and include exploration on the Company's mining properties.

Liquidity and Capital Resources

The following is a summary of our balance sheet for the Nine Months Ended June 30, 2012:

Nine Months Ended September 30,
2012

Cash	$63,053
Accounts receivable
Other Long-tern assets	302,913

Stockholders' Equity	(295,099)

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

On July 5, 2012, the Company issued 25,000,000 shares of Class A Common stock to Renard Properties, LLC at a price of $.002.  The shares issued are restricted under Rule 144.  Renard Properties is beneficially owned by Paul Howarth our CEO.

On July 5, 2012, the Company issued 25,000,000 shares of Class A Common stock to JW Group, Inc. at a price of $.002.  The shares issued are restricted under Rule 144.  Renard Properties is beneficially owned by Joseph Mezey our CFO.

On July 10, 2012, the Company issued 10,000,000 shares of Class A Common stock to Renard Properties, LLC at a price of $.0056.  The shares issued are restricted under Rule 144.  Renard Properties is beneficially owned by Paul Howarth our CEO.

On July 5, 2012, the Company issued 10,000,000 shares of Class A Common stock to JW Group, Inc. at a price of $.0056.  The shares issued are restricted under Rule 144.  Renard Properties is beneficially owned by Joseph Mezey our CFO.

On August 21, 2012, the Company issued 8,000,000 shares of Class A Common stock to Renard Properties, LLC at a of $.0122.  The shares issued are restricted under Rule 144.  Renard Properties is beneficially owned by Paul Howarth our CEO.

On August 21, 2012, the Company issued 8,000,000 shares of Class A Common stock to JW Group, Inc. at a price of $.0122.  The shares issued are restricted under Rule 144.  Renard Properties is beneficially owned by Joseph Mezey our CFO.

On September 1, 2012, the Company issued 625,000 shares of Class A Common stock to Renard Properties, LLC at a of $.008.  The shares issued are restricted under Rule 144.  Renard Properties is beneficially owned by Paul Howarth our CEO.

On September 1, 2012, the Company issued 625,000 shares of Class A Common stock to JW Group, Inc. at a price of $.008.  The shares issued are restricted under Rule 144.  Renard Properties is beneficially owned by Joseph Mezey our CFO.

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

During the three months ending September 30, 2012, the Company received short term loans in the total amount of $273,330 from Renard Properties which includes the purchase of equipment for the company, short term loans for cash flow purposes and consulting fees. Consulting fees totaled $31,500 for the $15,625 per month the Company accrues.

During the three months ending September 30, 2012, the Company re-paid short term loans in the total amount of $279,411 to Renard Properties.  The note payable includes the purchase of equipment for the company, short term loans for cash flow purposes and consulting fees. The Company still owes Renard Properties $122,207 as of September 30, 2012.

During the three months ending September 30, 2012, the Company received short term loans in the total amount of $291,350 from JW Group, Inc. which includes the purchase of equipment for the company, short term loans for cash flow purposes and consulting fees. Consulting fees totaled $31,500 for the $15,625 per month the Company accrues.

During the three months ending September 30, 2012, the Company re-paid short term loans in the total amount of $275,950 to JW Group.  The note payable includes the purchase of equipment for the company, short term loans for cash flow purposes and consulting fees. The Company still owes JW Group $3,165 as of September 30, 2012.

On October 1, 2012, the Company received a loan from Renard Properties for $40,000 which was used to purchase mining equipment in Peru.

On October 1, 2012, the Company received a loan from JW Group for $40,000 which was used to purchase mining equipment in Peru.

On September 30, 2012 , the Company reversed the transaction on July 5, 2012 regarding the lease on the oil well.

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

THE GRAYSTONE COMPANY, INC.

Date: November 19, 2012	By: /s/ Paul Howarth
Paul Howarth
Chief Executive Officer

Date: November 19, 2012	By: /s/ Joseph Mezey
Joseph Mezey Chief Financial and Accounting Officer