Form 10-Q/A
period 2012-09-30
Graystone Co
filed 2013-01-16
CIK 1510524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q /A

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

Amendment No. 1 Overview

The Graystone Company, Inc.  is filing this Amendment No. 1 of Form 10-Q/A to our Form 10-Q for the three month period ended September 30, 2012 to reflect the restatement of our previously issued condensed consolidated financial statements. The Company, while preparing its 10-K, discovered a simple typographical error for the par value of its Class A Common Stock occurred for the 3 months ending September 30, 2012.  The par value was incorrectly calculated by the auditors to be $.001 while the actual par value is $.0001.  The par value for the Company’s Class B and Preferred Stock are $.001.  No other changes were made to the financial statements.

This Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

THE GRAYSTONE COMPANY, INC.

FORM 10-Q
September 30, 2012

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GRAYSTONE COMPANY, INC.
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	63,053	$793
Accounts receivable	-	17,120
Shareholders' subscription receivable	-	350,000
Total current assets	63,053	367,913

Plant, property & equipment (net of depreciation)	302,913	69,713
Acquired intangible assets (net of amortization)	-	14,000

Total assets	$365,966	$451,626

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	13,438	$10,495
Accrued expenses	6,790	1,637
Notes from related party	281,372
Other liabilities	120,795
Loan from shareholders	115,373
Current portion of long term debts	123,297	12,713
Total current liabilities	661,065	24,845

Long term debts	0	94,448
Total liabilities	661,065	119,293

Stockholders' (deficit) equity
Class A Common stock, $.0001 par value; 700,000,000 shares authorized, 285,604,200 and 19,056,000 shares issued and outstanding as of September 30, 2012 and December, 2011, respectively.	28,560	19,056
Class B Common stock, $.001 par value; 5,000,000 shares authorized, 5,000,000 and 700,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.	5,000	1,400
Additional paid-in capital	3,677,658	2,476,773
Dividend paid	-	(46,764)
Accumulated deficits	(4,006,317)	(2,118,132)
Total stockholders' (deficit) equity	(295,099)	332,333

Total liabilities and stockholders' (deficit) equity	$365,966	$451,626

See accompanying notes to condensed consolidated financial statements

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$46,008	$37,782	$88,478	$112,631
Cost of goods sold	40,999	14,330	55,278	42,333
Gross profit	$5,009	$23,452	$33,200	$70,298

Operating Expenses
General and administrative	609,209	21,288	911,643	79,555
Legal and professional	182,611	239,073	737,803	487,000
Research and development	45,770	170,545	90,805	182,945
Total operating expenses	837,590	430,906	1,740,251	749,500

Loss from operations	(832,581)	(407,454)	(1,707,051)	(679,202)

Other income (expense)
Interest income	-	-	-	100
Interest (expense)	(31,308)	-	(115,791)	-
Other income	-	-	0	(258)
(Loss) on sale of assets	(13,250)	-	(18,579)	-
Total other income (expense)	(44,558)	-	(134,370)	(158)

Loss before income taxes	(877,139)	(407,454)	(1,841,421)	(679,360)

Provision for income taxes	-	-	-	-

Net loss	$(877,139)	$(407,454)	$(1,841,421)	$(679,360)

Net loss per share of common stock:
Basic	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding	211,143,069	96,059,066	115,142,328	58,759,063

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

Note 4 – Common Stock

The Company is authorized to issue 700,000,000 shares of Class A Common Stock, Class A, with a par value of $0.0001 . The Company's board of directors and majority of its Class A Common Stock holders approved a reverse split of 400:1 for all shares issued and outstanding as of March 27, 2012. The reverse split will be effective at May 14, 2012. Therefore, in the period ended September 30, 2012, the company issued a total of 285,604,200 Class A Common Stock shares.

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

For the three months and nine months ended September 30, 2012, the total accrued interest and interest on beneficial conversion features was $50,595 and $109,501, respectively.

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

THE GRAYSTONE COMPANY, INC.

Date: January 15, 2013	By: /s/ Paul Howarth
Paul Howarth
Chief Executive Officer

Date: January 15, 2013	By: /s/ Joseph Mezey
Joseph Mezey Chief Financial and Accounting Officer