Form 10-K
period 2012-12-31
Graystone Co
filed 2013-04-16
CIK 1510524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter (March 2013):  $1,359,065

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of April 16, 2013
Class A Common stock, par value $0.0001 per share Class B Common stock, par value $0.001 per share	537,717,312 5,000,000

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

ITEM 1.           BUSINESS

Corporate Background and Our Business

The Graystone Company, Inc. (“Graystone”, “we”, “us”, “our”, the "Company" or the "Registrant") was originally incorporated in the State of New York on May 27, 2010 under the name of Argentum Capital, Inc.   Graystone was reincorporated in Delaware on January 10, 2011 and we subsequently changed our name to The Graystone Company, Inc on January 14, 2011.  Graystone is domiciled in the state of Delaware, and its corporate headquarters are located in Lima, Peru and maintains it US executive office in Las Vegas, Nevada for mailing purposes. The Company selected December 31 as its fiscal year end.

The Graystone Company, Inc. is a holding company whose primary operating activities involve acquiring and developing mining properties amenable to low cost production.  Information about the Company, including a link to our most recent financial reports filed with the Securities and Exchange Commission (“SEC”), can be viewed on our website at www.graystone1.com.

The Company began its mining operations in January 2011.  The Company operates its mining operations through the Company’s wholly owned subsidiary Graystone Mining, Inc., a Nevada Company.   The Company’s mining operations focus primarily in Peru.  In December 2012, the Company entered into an LOI for a joint venture to expand its mining operations to Suriname.  The terms of the joint venture are in the process of being finalized.

Graystone’s mining operations focuses primarily on acquiring properties that require a lower capital investment to begin mining operations. This approach may reduce the size of the deposits that the Company can acquire.  However, by generating revenue from smaller mining ventures, the Company can build a solid foundation and the needed infrastructure to undertake larger and more costly ventures, such as hard rock projects. Thereby the Company is focusing initially on alluvial mining (surface mining) projects, the Company can begin generating a positive cash flow for a smaller capital investment.  As such, the Company does not engage in general exploration activities.  Exploration involves the prospecting, sampling, mapping, drilling and other work involved in searching for ore on properties.   Exploration is time consuming and costly as it requires an evaluation of the land's geology, analyst of the geochemistry of soil sediment and water, and drilling of numerous test holes and testing these for the presence of minerals.  The Company instead focuses on acquiring or entering into joint ventures with entities that have already found, through exploration, proven or probable mineral ore reserves.  This allows the Company to focus its attention on processing mineral resources instead of having to also have exploration activities to locate new sites that may have mineral ore deposits.

The Company currently owns 2,300 hectares.  One hectares equals 2.47 acres.  The Company anticipates that its cost of acquiring properties with proven or probable reserves will cost between 20% and 25% of the total amount that is extracted from these properties.  Additionally, the acquisition cost of the machinery needed to perform the extraction is expected to be between $250,000 and $500,000.  The staffing costs related to the extraction of the mineral ore will be between 25% and 30% of the total amount that is extracted from these sites.  Thereby, the Company anticipates the cost of property and equipment acquisition and the labor and mining operations related to extracting gold on its properties to be approximately 55% of the gross value of the gold extracted from its properties.  The company currently has approximately twenty (20) employees in Peru.

During 2011, the Company acquired Grupo Mineral Inca S.A.C., a Peruvian Company (“GMI”). GMI is a wholly owned subsidiary of the Company.  GMI provides the Company a local Peruvian entity.  Acting through GMI, the Company can acquire concessions in its own name and directly hire employees and staff in Peru instead of using third parties for these purposes.  The Company coordinates all of its activities in Peru through GMI. The corporate structure of this division is as follows:

From May 20 through July 5, 2011, the Company spent 23 days engaged in bulk sampling on its claim Gorila.  The bulk sampling resulted in following data (1):

Gravel Mined:                                              135 m3 (apprx. 165 tons)
Raw Gold Produced:                                   122 grams
Raw Gold Grade:                                          .90g/ m3

(1)
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

In November 2012, the Company began initial mining production in Peru.  The Company was initially limited in the amount of gold that could be extracted.  In January 2013, the Company received a 2-year permit from the Peruvian Ministry of Energy and Mines to conduct full mining operations on its mining properties Gorilla and Graystone II.  The permit required the Company to file a Corrective Environmental Management Instrument by February 5, 2013 and the final Corrective Environmental Management Instrument by the expiration of the 2-year permit.  The Company filed the Corrective Environmental Management Instrument on February 5, 2013. The Company expects to submit and file the final Corrective Environmental Management Instrument in approximately 7 months.

In anticipation of receiving the permits the company acquired additional equipment in December 2012 and shipped it from the United States to Peru.  In March 2013, the equipment was installed on the Company’s mining site and the company begun using the new equipment to replace the previous system.

Form of Company’s Operations

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

The Company uses the term “System” to refer to it mining production operations.  A “System” consists of the following:

·	Mining production foreman
·	Mining Crew
·	Cook
·	Water Pumps to move water to were mining operations are occurring
·	Rock pumps to move the dirt, rocks and water to sluice box
·	Sluice box
·	Shaker Tables

The Company expects the monthly expenses (monthly burn rate) associated to each system to be approximately $20,000 - $25,000.  The Company expects the initial capital expenditures for system to be approximately $100,000 and up to $250,000 with heavier equipment. These expenses include the costs of the employees, food, gasoline, diesel, oil, grease, soda ash, travel, security, repairs to equipment, machine parts, and miscellaneous supplies.  The Company expects its breakeven point to be approximately 20 grams of gold per day depending on the purity levels, refining fees and easement costs.

The Company’s burn rate related to its mining operations is approximately $15,000 $20,000 per month.  The company is actively looking to acquire an excavator for its operations in Peru.  Once the Company acquires an excavator we expect the monthly rate to increase to approximately $35,000 - $50,000 per month.  The increase is associated to the additional diesel and maintenance required for the excavator.

Suriname

In December 2012, the Company entered into a Letter of Intent (LOI) to acquire an open pit hard rock gold project in Suriname.  The LOI sets forth the terms upon which the Company proposes to purchase an undivided 50% interest in the Suriname project.  The company is still in negotiations regarding the final terms of the joint venture.  As of March 25, 2013, the Company has invested a total of $100,000 into the joint venture in Suriname and expects limited mining operations to begin in the 2nd quarter of Fiscal Year 2013.

The Suriname Project

The project, referred to Suriname #1, is approximately 3 hours from closest major city.  The project already has most of the equipment on site.  The Company’s investment will be used to lease an excavator and pay for the mining camp.  The Company expects that the project will produce 50-250 grams per day.

The Company expects to expand the operations on Suriname #1 by adding a Pod each quarter.  Each Pod is expected to cost about $250,000 in equipment and is expected produce 50-250 grams per day. The Company’s goal is to have 4 Pods within 18 months.

Initially, the Company was not required to manage the day to day operations of the Suriname project.  However, in April 2013 the Company agreed that it would take over the day to day operations.  The Company is currently in the process of hiring additional personal to assist in the management of the day to day operations with the intent to begin mining operations by the end of April 2013.  The Company is currently discussing having a separate company manage the operations and receive a 10% fee of the gold extracted from the operations.  The Company is currently working out the details of this arrangement with its joint prospective venture partner.

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

Real Estate Division.  The company has ceased operating this division.  The company disposed of its sole property and has redeployed its assets to the natural resources division.  On June 27, 2012, the Company sold the property to a 3rd party, Amlot Properties, LLC, for the net proceeds of $9,612.77 and wrote of $5,329.03 as a loss on sale of assets.

Going Concern

Our financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and is unlikely to pay dividends. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

We have experienced recurring net losses from operations which losses have caused an accumulated deficit of ($5,957,013) as of December 31, 2012. We had net losses of ($3,792,117) for the year ended December 31, 2012 compared to a loss of ($2,163,658) for the year ended December 31, 2011. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

In November 2012, the Company has begun initial mining production in Peru for Gorilla.  The company was limited in the amount of gold that could be extracted.  In January 2013, the Company received a 2-year permit from the Peruvian Ministry of Energy and Mines to conduct full mining operations on its mining properties Gorilla and Graystone II.  The permit required the Company to file the Corrective Environmental Management Instrument by February 5, 2013 and the final Corrective Environmental Management Instrument by the expiration of the 2-year permit.  The Company filed the Corrective Environmental Management Instrument on February 5, 2013. The Company expects to submit and file the final Corrective Environmental Management Instrument in approximately 7 months.

Exploration and Bulk Sampling Activities

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

 The bulk sampling resulted in following data(1):

Gravel Mined:                                              135 m3 (apprx. 165 tons)
Raw Gold Produced:                                   122 grams
Raw Gold Grade:                                          .90g/ m3

(1)
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

Figure X.1
Gorilla and Graystone 2 Project Boundary Map

The Graystone III Project

In February 2012, the Company claimed the Graystone III project from the Peruvian government.  The project consists of 700 hectares (one hectares equals 2.47 acres) located in Amazonas, Peru (Northern Peru).   The property is approximately 3.5 hours north from the Company's project Gorilla and Graystone II.

The Company is currently discussing on returning this claim back to the Peruvian government due to the distance between Graystone III and the Company’s other claims.

The Graystone IV Project

In February 2012, the Company claimed the Graystone IV project from the Peruvian government.  The project consists of 400 hectares (one hectares equals 2.47 acres) located in Amazonas, Peru (Northern Peru).   The property is approximately 3.5 hours south from the Ecuadorian boarder.

The Company has performed preliminary studies on the property and does not expect to begin mining operations until 2014.

ITEM 3.           LEGAL PROCEEDINGS

The Company is not a party to any litigation.

ITEM 4.           MINE SAFTEY DISCLOSURE

Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of  Regulation S-K (17 CFR 229.104) requires operators of coal or other mines to include in their periodic and current reports disclosures regarding certain safety violations, orders and regulatory actions. The company has not had any safety violations, orders and regulatory actions.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock trades over-the-counter and is quoted on the OTC Bulletin Board under the symbol “GYST.” The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected.  The Company received its ticker symbol on August 3, 2011.  The Company performed a reverse of 400:1 on May 14, 2012 as a result the company’s stock price from January to May reflect the reversed prices.

Common Stock
Fiscal Year 2012	High	Low
First Quarter	$126.00	$5.64
Second Quarter	$5.56	$.004
Third Quarter	$.029	$.002
Fourth Quarter	$.0092	$.0031

Common Stock
Fiscal Year 2011	High	Low
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$4.00	$4.00
Fourth Quarter	$128.00	$4.00

Holders of Common Equity

As of April 9, 2013 there were 522,717,312 common shares outstanding.  During the fiscal year 2012, the high and low sales prices of our common stock on the OTCQB were $126.00 and $0.002, respectively, and we had 78 holders of record of our common stock.

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

Splits

The Company performed a reverse of 400:1 on May 14, 2012.  The Company’s Board of Directors has been currently discussing the possibility of the Company performing another reverse. However, the Board has not made a decision on this issue and does not expect to until no earlier than January 2014.

Transfer Agent

Cleartrust, LLC is the transfer agent for our common stock. The principal office of Cleartrust is located at 16540 Pointe Village Drive, Ste 201, Lutz, FL 33558 and its telephone number is (813) 235-4490.

Dividend Policy

The Company did not declare any dividends to its shareholders during fiscal year ending December 31, 2012. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion.
However, the Company’s Board has had discussion about issuing shares of our Series A Preferred Stock as a dividend to our Class A Stockholders.  However, the Board has not made a decision on this and does not know when or if a decision will be reached.

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

Overview

During our current fiscal year ended December 31, 2012, we generated sales of $159,394 and incurred a net loss of $3,515,173.  We have received no substantial revenue ($18,859) from the production of gold or other metals in 2012, and historically relied on our other divisions and equity and debt financings to finance our ongoing operations. Our operations generated a net loss of $5,680,069 from inception (March 27, 2010) through the fiscal year ended December 31, 2012. In order to fund operations in the fiscal years ended December 31, 2012, we relied on proceeds received under the private placement sale in secured convertible debentures aggregating $275,000 from Asher Enterprises, $244,950 from loans payable from SC Capital and proceeds received from notes payable of $100,500 from our shareholders.

Results of Operations

For the years ended December 31, 2011 and December 31, 2010, the Company generated the following revenue:

	Years Ended December 31,
	2012	2011

Sales, net	$159,451	$130,719
Cost of Goods Sold	457,774	45,660
Gross Profit	(298,323)	85,059

The increase in the Company’s Cost of Goods sold includes an increase in mining expenses of $345,209 that the Company incurred in the fiscal year ended December 31, 2012..  The Company previously classified these expenses as general expenses.  In 2011, these expenses were $33,347 which would have increased that total Cost of Goods Sold to $79,007 and reduced Gross Profit to $51,712.   The company classified these in 2011 as expenses since they were related to the research and development phase of the Company’ mining operations and that the Company was not in production.

For the years ended December 31, 2012 and December 31, 2011, the Company generated the following expenses:

	Years Ended December 31,
	2012	2011

General and Administrative	$2,966,290	$1,685,608
Legal and Professional	900,201	325,825
Research and Development	-	208,009
	3,056,311	2,219,442

The Company's research and development expenses are related to the Company's mining activities in Peru and include exploration on the Company's mining properties but do not include the actual mining expenses. The Company’s Research and Development expense decreased as the Company’s focused more assets to mining production and less on general exploration and development of its mining claims.

Liquidity and Capital Resources

The following is a summary of our balance sheet as of December 31, 2011 and December 31, 2012:

	Years Ended December 31,
	2012	2011

Cash	$14,922	$793
Accounts receivable	-	17,120
Shareholders' subscription receivable	-	350,000

Stockholders' (deficit) equity	(445,765)	332,333

In the opinion of management, available funds will not satisfy our growth requirements for the next twelve months. The Company expects that its current revenue will allow us to satisfy our current operations and our reporting requirement for the next twelve months.   However, if our revenue decreases we may not able to support our current operations and reporting obligations without obtaining additional funds.  We believe our currently available capital resources will allows us to begin operations within our natural resource division and maintain its operation over the course of the next 12 months; however, our other expansion plans would be put on hold until we could raise sufficient capital.  The Company expects that it needs to raise an additional $200,000 and $500,000 to expand its mining operations in Peru whereby the operations in Peru will be operating at a breakeven point or a profit.  Currently, the Company loses approximately $5,000 per month related to its mining operations in Peru.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms.

Loans

The Company has received the following loans from 3rd parties:

Asher:

The Company borrowed $392,500 from Asher Enterprises.  The amount owed at December 31, 2012 was $147,500 as Asher converted $170,000 in exchange for approximately 88,863,782 shares of our Class A Common Stock.

Date of Note	Funding Date	Amount of Loan	Approximate date available to convert	Remaining Balance
11/29/2011	12/8/2011	$32,500	6/5/2012	$0
1/10/2012	1/18/2012	$32,500	7/16/2012	$0
2/28/2012	3/7/2012	$32,500	9/3/2012	$0
4/26/2012	5/2/2012	$47,500	10/29/2012	$0
6/21/2012	6/27/2012	$32,500	12/24/2012	$17,500
8/7/2012	8/27/2012	$32,500	2/23/2013	$32,500
8/27/2012	9/14/2012	$32,500	3/13/2013	$32,500
10/5/2012	10/23/2012	$32,500	4/21/2013	$32,500
12/4/2012	12/13/2012	$32,500	6/11/2013	$32,500

SC Capital Group:

The Company borrowed $244,950 during the year ended December 31, 2012 from SC Capital as part of the Investment Agreement executed with SC Capital.

Date of Note	Funding Date	Amount of Loan	Remaining Balance
10/10/2012	10/10/2012	$21,000	$21,000
10/22/2012	10/22/2012	$64,500	$64,500
10/26/2012	10/26/2012	$26,000	$26,000
11/1/2012	11/1/2012	$18,000	$18,000
11/7/2012	11/7/2012	$25,000	$25,000
11/20/2012	11/20/2012	$50,800	$50,800
12/5/2012	12/5/2012	$3,650	$3,650
12/27/2012	12/27/2012	$36,000	$36,000

The Company previous has filed an S-1 with the SEC to register 65,000,000 shares in the name of SC Capital related to the investment agreement.  However, the Company withdrew the S-1.  As such, the amounts of the loans are still owed.  The Company has begun discussions about repaying these loans by converting the debt into Class A Common Stock under Rule 144.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Accounting and Audit Plan

We expect are audit fees to be approximately $11,000 for the 10-K and $2,500 - $5,000 to review our 10-Q.  In the next twelve months, we anticipate spending approximately $20,000 - 30,000 to pay for our accounting and audit requirements.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE GRAYSTONE COMPANY
CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2012 and for the Years Ended
December 31, 2011

THE GRAYSTONE COMPANY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Graystone Company, Inc. and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of The Graystone Company, Inc. and its subsidiaries, (collectively, the “Company") as of December 31, 2012, and the related consolidated statement of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Graystone Company, Inc. and its subsidiaries as of December 31, 2012, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of business, realization of assets, and liquidation of liabilities in the ordinary course of business. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and has incurred significant losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com
Houston, Texas

April 16, 2013

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

/S/Sam Kan & Company
Sam Kan & Company,

April 12, 2012
Alameda, California

THE GRAYSTONE COMPANY, INC.
CONSOLDATED BALANCE SHEET

	December 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$14,922	$793
Accounts receivable	-	17,120
Shareholders' subscription receivable	-	350,000
Prepaid expenses	50,000	-
Total current assets	64,922	367,913

Plant, property & equipment (net of depreciation)	70,841	69,713
Acquired intangible assets (net of amortization)	-	14,000

Total assets	$135,763	$451,626

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$10,487	$10,495
Accrued expenses	8,604	1,637
Accrued expenses – related party	78,399	-
Convertible notes payable (net of discount)	136,373	-
Notes payable	244,950	12,713
Notes payable (related party)	82,908	-
Derivative Liability	19,807	-
Total current liabilities	581,528	24,845

Long term debts (related parties)	-	94,448
Total liabilities	581,528	119,293

Stockholders' (deficit) equity
Class A Common stock, $.0001 par value; 5,000,000,000 shares authorized, 345,777,234 and 476,394 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively.	34,578	48
Class B Common stock, $.001 par value; 5,000,000 shares authorized, 5,000,000 and 1,400,000 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively.	5,000	1,400
Additional paid-in capital	5,194,726	2,495,781
Dividend paid	-	(46,764)
Accumulated deficits	(5,680,069)	(2,118,132)
Total stockholders' (deficit) equity	(445,765)	332,333

Total liabilities and stockholders' (deficit) equity	$135,763	$451,626

See accompanying notes to condensed consolidated financial statements

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2012	2011

Sales, net	$159,451	$130,718
Cost of goods sold	457,774	45,660
Gross profit (loss)	$(298,323)	$85,058

Operating Expenses
Other general and administrative	2,126,984	416,265
Legal and professional	900,201	325,825
Research and development	-	208,009
Impairment	16,392	1,269,343
Depreciation and amortization	12,734	-
Total operating expenses	3,056,311	2,219,442

Loss from operations	(3,354,634)	(2,134,384)

Other income (expense)
Interest income	-	100
Interest expense	(217,052)	(3,842)
Loss on derivatives	(220,431)	-
Loss on sale of assets	-	(25,000)
Total other income (expense)	(437,483)	(28,742)

Loss before income taxes	(3,792,117)	(2,163,126)

Provision for income taxes	-	532

Net loss	$(3,792,117)	$(2,163,658)

Net loss per share of common stock:
Basic and diluted – Class A	$(0.01)	$(0.02)
Basic and diluted – Class B	$(1.03)	$(1.55)

Weighted average number of shares outstanding – Class A	327,593,440	109,078,130
Weighted average number of shares outstanding – Class B	3,672,131	1,400,000

See accompanying notes to condensed consolidated financial statements

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
Cumulative from May 27, 2010 (inception) to December 31, 2011

	Class A Common Stock		Class B Common Stock				Stockholders'
	Common Stock Class A $0.0001		Common Stock Class B $0.001			Retained	Equity
	Shares	Amount	Shares	Amount	APIC	Earnings	(Deficit)

Balances – December 31, 2010	115,000	12	-	-	15,088	39,251	54,351

Issuance of common stock at $.0001 per share	361,394	36	1,400,000	1,400	2,426,702	-	2,428,138

Issuance of convertible notes in connection with warrants issued	-	-	-	-	42,500	-	42,500

Stock based compensation	-	-	-	-	11,491	-	11,491

Cash dividend issued	-	-	-	-	-	(16,000)	(16,000)

Stock dividends issued	-	-	-	-	-	(24,489)	(24,489)

Net loss, period ended December 31, 2011	-	-	-	-	-	(2,163,658)	(2,163,658)

Balances – December 31, 2011	476,394	48	1,400,000	1,400	2,495,781	(2,164,896)	332,333

Reverse Stock Split 400:1	-	-	-	-	-	-

Issuance of warrants					347,107		347,107

Settlement of Derivative Liability through conversion of related notes					339,160		339,160

Shares issued for exercise of warrants	59,750,000	5,975	-	-	424,375	-	430,350

Shares issued for services	196,687,058	19,669	3,600,000	3,600	1,697,933	-	1,721,202

Shares issued for conversion of debt	88,863,782	8,886	-	-	167,314	-	176,200

Net loss	-	-	-	-	-	(3,792,117)	(3,792,117)

Balances –December 31, 2012	345,777,234	34,578	5,000,000	5,000	5,471,670	(5,957,013)	(445,765)

See accompanying notes to condensed consolidated financial statements

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2012	2011
Cash flows from operation activities
Net income (loss)	$(3,792,117)	$(2,163,658)
Adjustments to reconcile net income to net cash used by operating activities
Depreciations on plant, property & equipment	11,984	1,287
Amortizations on intangible assets	750	1,000
BCF note discount	-	(38,658)
Impairment	16,392	-
Amortization of discount	166,067	-
Amortization of deferred financing costs	22,500	-
Bad debt expense	26,140	-
Loss on derivative liability	220,431	-
Warrant issuance expense	347,107	-
Impairment loss on goodwill	-	1,269,343
Loss on sale of securities	-	25,000
Write off of subscription receivable	350,000
Issuance of common stock for services contributed	1,721,202	796,035
Issuance of notes for services contributed	-	12,972
Issuance from BCF note discount		42,500

Changes in operating assets and liabilities:
Accounts receivable	(9,020)	(5,476)
Prepaid Expenses	(50,000)	-
Accounts payable	(8)	10,495
Accrued expenses	13,167	(1,178)
Accrued expenses – related party	78,399	-
Net cash used by operating activities	(877,006)	(50,338)

Cash flows from investing activates
Purchase of plant, property & equipment	(16,254)	(71,000)
Purchase of GMI Investment	-	(350)
Net cash provided (used) by investing activities	(16,254)	(71,350)

Cash flows from financing activates
Proceeds from issuance of common stock, net of issuance costs	-	169,105
Shares issued for Exercise of warrants	430,350
Proceeds from notes payable	497,450	153,976
Proceeds from notes payable – related party	92,658	-
Repayment of notes payable	-	(190,122)
Repayment of notes payable – related party	(113,069)	-
Cash dividend paid	-	(16,000)
Net cash provided by financing activities	907,389	116,959

Net change in cash and cash equivalent	14,129	(4,729)

Cash and cash equivalent at the beginning of the year	793	5,522

Cash and cash equivalent at the end of the year	$14,922	$793

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	20,471	-
Income Taxes	-	-

Supplemental non-cash investing and financing activities

Stock issued for conversion of debt and accrued interest	176,200	-
Debt issued for deferred financing costs	22,500	-
Settlement of derivative liability through conversion of related notes	339,160
Debt discount on notes payable from derivative liabilities	138,536
Issuance of common stock for services contributed	1,721,202	796,035
Issuance of notes for services contributed	-	12,972
Issuance of stock dividend	-	24,489
Subscription receivable	-	350,000

See accompanying notes to condensed consolidated financial statements.

THE GRAYSTONE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Nature of Operations and Going Concern

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

Grupo Mineral Inca S.A., - a Peru Corporation with equity interest of 100%

Graystone Mining Company – a Nevada Corporation with equity interest of 100%

Principles of consolidation

These consolidated financial statements include the accounts of The Graystone Company, Inc. and its wholly owned subsidiaries Grupo Mineral Inca S.A. and Graystone Mining Company. Significant inter-company accounts and transactions have been eliminated.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has negative working capital, recurring losses, and does not have an established source of revenues sufficient to cover its operating costs.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents and accounts payable.  The Company believes that the recorded values of all of its other financial instruments approximate their fair values because of their nature and respective maturity dates or durations. The fair value of our long-term debt is determined by using estimated market prices. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as December 31, 2012 and 2011.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liability - 2012	-	--	19,807	19,807
Derivative liability - 2011	-	-	-	-

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

Plant, Property and Equipment

Plant, property and equipment are carried at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement.  Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.  The balance of plant, property and equipment, net of depreciation was $70,841 and $69,713 as of December 31, 2012 and December 31, 2011, respectively.

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. As of December 31, 2012, depreciation expenses were $11,984.

Estimated Useful Lives
Land	Indefinite
Building	27.5 years
Equipment	5 years

Impairment of long-lived assets

The Company reviews the carrying value of its definite lived intangible assets at least annually. Other long-lived assets, including intangibles, are reviewed whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset.

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

Marketing Division - This division operates under d/b/a paypercallexchange.com. This division began operating in July 2010.  The division serves as an advertising and customer acquisition firm for 3rd party entities.  The Company places generic interactive advertisements through our proprietary process and technologies, in numerous mediums, e.g. print, web, Skype and mobile. Revenue is recognized when the call is generated and transferred to one of the clients.  The Company ceased operations in this division during the 3rd Quarter of 2012.

Consulting Division - This division operates under d/b/a Graystone Ventures.  Graystone Ventures began operating in November 2010.  This division is a strategic, financial and operational consulting entity, which allows clients to outsource aspects of their business.  This division focuses primarily on early staged companies and public companies in the nano-cap and micro-cap but also assists growth and mature companies as well.  This division provides services in the areas of marketing, sales and operations. Revenue is recognized when consulting services are provided to clients.  The Company ceased operations in this division during the 3rd Quarter of 2012.

Real Estate Division - This division began operations in January 2011 and acquired its initial property on March 30, 2011.  On March 30, 2011, the Company retained the services of a consultant to manage its properties and locate additional properties in the Fort Wayne, Indiana area.  Revenue is recognized when management services are provided to clients.  The Company ceased operations in this division during the 3rd Quarter of 2012.

Equity Warrants

The Company has issued warrants to purchase shares of its common stock in connection with convertible notes. In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the notes were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. The Company records the relative fair value of the warrants at the time of issuance as additional paid in capital and as a debt discount to the notes.  The Company amortizes this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrants with the convertible notes, a beneficial conversion option is recorded as a debt discount reflecting the incremental conversion option intrinsic value of the conversion option provided to the holders of the notes. Company also amortizes this debt discount as interest expense over the life of the notes.  The intrinsic value of each conversion option was calculated as the difference between the effective conversion price and the fair value of the common stock, multiplied by the number of shares into which the note is convertible.

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

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, the Company continued to use historical volatility in deriving its expected volatility assumption as allowed under GAAP because it believes that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based on 5-year U.S Treasury zero-coupon rates appropriate for the expected term of the stock options. The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as the Company does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which is also based on historical data. For the years ended December 31, 2012 and 2011, stock based compensation expense was approximately $1,721,202 and $796,035 respectively, which consisted primarily of stock-based compensation expense related to stock recognized under GAAP issued to the employees.

Litigation and Settlement Costs

Legal costs are expensed as incurred. The Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) accrue the best estimate within a range of loss if there is a loss or, when there is no amount within a range that forms a better estimate, the Company will accrue the minimum amount in the range. The Company is not presently involved in any legal proceedings, litigation or other legal actions.

Research and Development Costs

Costs associated with the development of the Company’s products are charged to expense as incurred. $0 and $208,009 were incurred in the years ended December 31, 2012 and 2011, respectively.  The expenses incurred in 2011 were derived from the Company’s expenses in Peru including the Company’s exploration costs and the expenses related to the Company’s development of mining operations in Peru.

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

There was no difference between basic and diluted earnings per share because the effects of all potentially dilutive securities were anti-dilutive.

Recently issued accounting standards

The Company does not expect any recently issued accounting standards to have a material impact to its financial position or operations.
Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3 – Property and Equipment

The carrying values of fixed assets as of December 31, 2012 and 2011 were as follows:

	Balance On			Balance On
	December 31, 2011	Additions	Removals	December 31, 2012

Equipment	$12,000	$28,112	$-	$40,112
Properties	59,000	-	15,000	44,000
Total property	$71,000	$28,112	$15,000	$84,112

Accumulated depreciation	$(1,287)	$(11,984)	$-	$(13,271)

Net book value	$69,713	$16,128	$15,000	$70,841

The Company purchased approximately $250,000 in equipment for its mining operations in Peru.  However, the concluded that its should be expensed as Cost of Goods Sold instead of being accounted for as an asset.

Note 4 – Income Taxes

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses for year 2012.  When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 2012 applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.   All tax returns for the Company remain open.

The Company has net operating loss carryforwards of approximately $3,250,000 as of December 31, 2012.

Changes in the net deferred tax assets consist of the following:

	December 31, 2012	December 31, 2011
Net operating loss carry forward	$1,140,000	$740,000
Valuation allowance	(1,140,000)	(740,000)
Net deferred tax asset	-	-

The net federal operating loss carry forward will expire in 2026. This carry forward may be limited upon the consummation of a business combination under IRC Section 381. Additionally, during fiscal 2012 due to multiple issuance of our Class A and Class B common stock, our operating loss carry forwards may be limited due to a change in control under IRC Section 382.

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

On March 27, 2011, the Company entered into an agreement to purchase 5% of Grupo Mineral Inca in exchange for 3,000,000 shares of our Class A Common Stock from Paul Howarth and Joseph Mezey, which was approved by the shareholders at the annual shareholder's meeting, held on April 9, 2011.

On March 27, 2011, the Company issued 1,000,000 restricted shares of our Class A Common Stock to Paul Howarth for services rendered.  The price per shares was $.006 for $6,000 in services rendered.

On March 27, 2011, the Company issued 1,000,000 restricted shares of our Class A Common Stock to Joseph Mezey for services rendered.  The price per shares was $.006 for $6,000 in services rendered.

On May 14, 2012, The Company entered into an agreement with Renard Properties, LLC whereby the Company pays Renard Properties $15,625 per month beginning June 1, 2012 for consulting services.  Paul Howarth, our CEO, is the managing member of Renard Properties. These amounts are included in general and administrative expenses during fiscal 2012.

On May 14, 2012, The Company entered into an agreement with JW Group, Inc.  whereby the Company pays JW Group $15,625 per month beginning June 1, 2012 for consulting services.  Joseph Mezey, our CFO, is the President of JW Group.  These amounts are included in general and administrative expenses during fiscal 2012.

As of December 31, 2011, the Company owed Renard Properties $103,319.  During the fiscal year 2012, the Company borrowed $34,449 in cash from Renard Properties and repaid $61,092 in cash leaving a balance of $76,676 owed to Renard Properties.  Paul Howarth, our CEO, is the managing member of Renard Properties.  These loans bear no interest and are due in December 2013.

Also, during fiscal 2012, $348,178 was recorded to related party payables from amounts paid on behalf of the Company by Renard, for accrued salaries and consulting fees.  $282,300 was repaid against these payables resulting in an ending balance of $65,878.

During the fiscal year 2012, the Company borrowed $58,209 in cash from JW Group and repaid $51,977 in cash leaving a balance of $6,232 owed to JW Group. Joseph Mezey, our CFO, is the President of JW Group.  These loans bear no interest and are due in December 2013.

Also, during fiscal 2012, $342,871 was recorded to related party payables from amounts paid on behalf of the Company by JW Group, for accrued salaries and consulting fees. $330,350 was repaid against these payables resulting in an ending balance of $12,521.

Note 6 – Other Intangible Assets and Goodwill

Goodwill: The Company acquired Grupo Mineral Inca (GMI) as a subsidiary in fiscal 2011. GMI is the company the management used to establish all the relationships in Peru and to locate the mining properties. Goodwill was evaluated when the acquisition was complete. As of December 31, 2011, management does the impairment test by using discounted future cash flow method, and realized the impairments of $1,269,343 under the general and administrative expense of the Consolidated Statement of Operations for the Year ended December 31, 2011.

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

Note 7 – Common Stock and Preferred Stock

Class A Common Stock

The Certificate of Incorporation, as amended, authorizes the Company to issue up to 5,000,000,000 shares of Class A Common Stock ($0.0001 par value).  As December 31, 2012, there are 345,777,234 shares of our Class A Common Stock issued and outstanding, which are held by approximately 79 registered shareholders of record (this does not include any shares held in street name by shareholders since they are not registered with our transfer agent).  All outstanding shares of Class A Common Stock are of the same class and have equal rights and attributes.  Holders of our Class A Common Stock are entitled to one vote per share on matters to be voted on by shareholders and also are entitled to receive such dividends, if any, as may be declared from time to time by our Board of Directors in its discretion out of funds legally available therefore. Unless otherwise required by the Delaware General Corporation Law, the Class A Common Stock and the Class B Common Stock shall vote as a single class with respect to all matters submitted to a vote of shareholders of the Corporation.  Upon our liquidation or dissolution, the holders of our Class A and Class B Common Stock are entitled to receive pro rata all assets remaining available for distribution to shareholders after payment of all liabilities and provision for the liquidation of any shares of preferred stock at the time outstanding. Our Class A Common Stock has no cumulative or preemptive rights or other subscription rights. The payment of dividends on our Class A Common Stock is subject to the prior payment of dividends on any outstanding preferred stock, if any.

During fiscal 2011, the Company issued the following Class A shares:

•	12,110,000 shares for cash of $169,105
•	14,907,500 for services with a fair value of $796,035
•	17,000,000 for GMI acquisition with a fair value of $1,269,343
•	2,655,000 for subscription receivable of $350,000
•	97,885,000 for a stock dividend

During fiscal 2012, the Company issued the following Class A shares:

•	59,750,000 shares for exercise of warrants for proceeds of $430,350
•	196,687,058 shares for services with a fair value of $1,721,202
•	88,863,782 shares for conversion of notes payable and accrued interest of $176,200

During fiscal 2012, the Company impaired its subscription receivable from fiscal 2011 of $350,000.  The funds were never collected.

Class B Common Stock

Our Certificate of Incorporation, as amended, authorizes the Company to issue up to 5,000,000 shares of Class B Common Stock ($0.001 par value).   All outstanding shares of Class B Common Stock are of the same class and have equal rights and attributes. The Class B shares do not have the right to convert into Series A. Holders of our Class B Common Stock are entitled to one thousand (1,000) votes per share on matters to be voted on by shareholders and also are entitled to receive such dividends, if any, as may be declared from time to time by our Board of Directors at the same rate as those declared for Class A shareholder. Unless otherwise required by the Delaware General Corporation Law, the Class A Common Stock and the Class B Common Stock shall vote as a single class with respect to all matters submitted to a vote of shareholders of the Corporation.  Upon our liquidation or dissolution, the holders of our Class A and Class B Common Stock are entitled to receive pro rata all assets remaining available for distribution to shareholders after payment of all liabilities and provision for the liquidation of any shares of preferred stock at the time outstanding. Our Class A Common Stock has no cumulative or preemptive rights or other subscription rights. The payment of dividends on our Class A Common Stock is subject to the prior payment of dividends on any outstanding preferred stock, if any.

During fiscal 2012 the Company issued 3,600,000 shares of Class B common stock for services with a fair value of $0.

Preferred Stock

Our Certificate of Incorporation, as amended, authorizes the Company to issue up to 500,000,000 shares of Preferred Stock ($0.001 par value).  The Company has authorized 100,000,000 shares of a Series A Preferred Stock.   As of the date hereof, there are 0 shares of our Series A Preferred issued and outstanding.

Series A Preferred Stock

The Company has authorized the issuance of 100,000,000 shares of a Series A Preferred Stock.  As of the date hereof, there are 0 shares of our Series A Preferred issued and outstanding.

The rights of the Series A Preferred Stock are as follows:

Rank. All shares of the Class A Common Stock shall rank pari passu with the Corporation’s Common Stock and any class or series of capital stock of the Corporation hereafter created.

Liquidation Preferences. The Series A Preferred shall have no liquidation preference over any other class of stock.

Voting Rights.  Except as otherwise required by law, holders of Class A Common Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock or any other class or series of preferred stock) for the taking of any corporate action.

Dividend Rights.  The holders of the Series A Preferred shall receive the following dividend:

The greater of the following: (a) $.0001 per share or (b) 15% of the Gross Revenue from the joint venture projects in Suriname.  Gross Revenue shall be defined as any revenue generated by the joint ventures operations, before deductions for expenses for the period of the dividend.

The Board of Directors shall have the following powers in relation to the dividend:

a.	determine the declaration date;
b.	determine the dates covered by the dividend;
c.	determine the date of record for the dividend;
d.	determine the payment date for the dividend;
e.	may pay the dividend either as a monthly, quarterly or annual dividend (which the Board may change by a simple majority vote of the Board of Directors of the Company); and
f.	may issue a special dividend in addition to the dividend rights provided herein.
g .	Additionally, the Board may defer the dividend payment for a period of up to 12 months from the payment date.

Note 8 – Dividends

The Company declared and paid cash and stock dividends to its shareholders during fiscal year ending December 31, 2011. As of December 31, 2011, total cash and stock dividends were declared and paid were $16,000 and $24,489, respectively. All cash and stock dividends were approved by the board of directors during year 2011.

Note 9 – Significant Transactions

Business Combination

On March 31, 2011, the Company has entered into an agreement with Grupo Mineral Inca (“GMI”) to provide the gold extraction services and the overall management for the Companies properties.  GMI will be responsible for the day to day operations of the mining sites while Graystone will be responsible for the acquisition of the mining properties, the equipment necessary to extract the ore and building of a camp for the workers.  GMI will also provide exploration services and locate additional mining properties for Graystone.  Pursuant to the Agreement, Graystone will retain 45% of the gross revenue from the gold extracted from its properties.  Additionally, GMI has agreed that it will not claim any mining proprieties in its own name. Paul Howarth owns 37.5% of GMI and Joseph Mezey own 37.5% of GMI as well, which was approved by the shareholders at the annual shareholder's meeting held on April 9, 2011.  The purchase price was allocated to tangible assets, common stock, additional paid-in-capital, and liability assumed, based on their estimated fair values as follows:

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

Note 10 – Notes Payable

Convertible Notes

Fiscal 2011 Asher Convertible Note.  On November 29, 2011 the Company received a note in the amount of $42,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on September 5, 2012. The note is convertible into Class A common stock at 57% of market price.  The Company recorded a discount for beneficial conversion feature of $42,500 during fiscal 2011 related to this note.  During fiscal 2011, $3,842of the discount was amortized to interest expense.

Fiscal 2012 Asher Convertible Note.  Throughout fiscal 2012, the Company borrowed $275,000 from Asher Enterprises, Inc. in eight notes.  The notes bear simple interest of 8% per annum from the issuance date.  The notes become convertible into Class A common stock at 57% of market price 180 days after issuance and mature 270 days after issuance.  On the date the notes become convertible, the embedded conversion options are classified as liabilities under ASC 815.  See Note 12  The fair value of the embedded conversion options resulted in a total debt discount of $138,536 to these notes during fiscal 2012.  $166,067 of the prior year discount and current year discounts were amortized to interest expense during fiscal 2012.

During the fiscal year 2012, the Company issued 88,863,782 Class A Common Shares to Asher in satisfaction of $170,000 loaned to the Company and $6,200 of accrued interest.  As of December 31, 2012, the Company owes Asher a remaining total of $147,500 with an unamortized debt discount of $11,127.

Notes Payable

During fiscal 2012, the Company borrowed $244,950 from a third party in eight notes.  The notes are all due December 31, 2013, bear interest at 9%, and are unsecured.

Note 11 – Stock options and warrants

Stock options

In September 2011 and October 2011, the Company’s Board of Directors approved to grant 13,200,000 and 224,000 stock options, respectively to the employees.  No options were exercised, granted or expired during fiscal 2011 or 2012.

In 2012, the Company’s Board of Directors approved to grant 60,000,000 warrant to consultants. The warrants were exercisable at a price equal to the average of the Company’s market price for the 10 previous days or 10% below market price, whichever is less.  The warrants all have a term of one month.  The following tables summarize warrant activity during fiscal 2012:

Number of Warrants
Outstanding at December 31, 2011	-
Granted	60,000,000
Exercised	(59,750,000)
Expired, canceled or forfeited	(250,000)
Outstanding at December 31, 2012	-
Exercisable at December 31, 2012	-

Valuation Assumptions

The Company valued its stock-based payment awards granted using the Black-Scholes model, during the years ended December 31, 2012 and 2011.  The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. The Company’s stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.  The warrants issued in 2012 expired at the end of the month they were granted.

For the years ended December 31, 2012 and 2011, respectively, the fair value of options granted were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Equity Incentive Plans for Years Ended December 31,
	2012			2011

Expected terms (in years)			0.08	1	-	2
Volatility	400	-	500%			50%
Risk-free interest rate			0.10%			6.25%
Expected dividend rate			0.00%			0.00%
Weighted average fair value			$0.00			$0.05

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

The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.  The fair value of the shares of common stock underlying the stock options has historically been determined by the board of directors. On or before December 31, 2011 there has been no public market for the Company’s common stock. Consequently, the board of directors has historically determined the fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors.  The fair value of the underlying common stock has been determined by the board of directors until such time as the Company’s common stock commenced trading on the OTCQB.

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

For the years ended December 31, 2012 and 2011, stock based compensation expense related to grants of stock options and warrants was approximately $347,107 and $11,491, respectively.

Note 12 – Derivative Liabilities

As discussed in Note 10, the Company issued convertible notes that are convertible into Class A common shares at 57% of market price.  The Company analyzed the conversion options embedded in the convertible notes for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instruments embedded in the above referenced convertible promissory notes should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the conversion options.  Because the number of shares to be issued upon settlement of the above referenced convertible promissory notes cannot be determined under this instrument, Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other future share instruments.   On the date the notes became convertible, the conversion options were classified as derivative liabilities at their fair value.

During 2012, certain notes payable were converted resulting in settlement of the related derivative liabilities.  The Company re-measured the embedded conversion options at fair value on the date of settlement and recorded these amounts to additional paid-in capital.

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2012:

Balance as of December 31, 2011	$-

Additions from new convertible notes issued	344,209

Reclassification of derivative liabilities to additional paid-in capital due to conversion of related notes payable	(339,160)

Change in fair value	14,758

Ending balance as of December 31, 2012	$19,807

During the year ended December 31, 2012, the loss on derivatives of $220,431 in the statement of operations consisted of a loss on the change in fair value of $14,758 noted above and a loss of $205,673, which was the amount by which the derivative liabilities exceeded the principal of the related notes payable on the date the notes became convertible.

The Company uses the Black Scholes Option Pricing Model to value its option based derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 250%, risk free rates from 0.16%-1.29% and an expected term equal to the remaining terms of the notes.

Note 13 – Subsequent Events

Subsequent to December 31, 2012, the Company issued the following Class A common shares:

•	127,000,000 shares for services
•	64,940,078 shares for conversion of notes payable of $103,500 and $3,900 respectively.

On February 5, 2013, the Company filed its preliminary environmental impact study on Gorila and Graystone 2 with the Ministry of Mines in Peru.

Subsequent to December 31, 2012, the Company borrowed $78,500 from Asher Enterprises, Inc.  The notes are convertible at 55% of market price after 180 days, bear interest at 8% and mature after 270 days.

On April 10, 2013 the Company received a note in the amount of $32,500 from Asher Enterprises, Inc.  The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on November 13, 2013. The note is convertible into shares of Class A Common Stock, $0.0001 par value per share.  Pursuant to the note, Asher may convert the any outstanding balance and accrued interest into our Class A Common.  Asher shall receive a discount of 45% from the average of the three lowest closing bids prices during the ten trading days immediately prior to the conversion date.  Asher typically converts its notes 6 months after funding the note which allows them to receive free trading shares under Rule 144.   This note has not been funded.

On April 11, 2013, the Company agreed to convert $21,000 of the note payable to SC Capital in exchange for 15,000,000 shares of its Class A Common Stock.

Subsequent to December 31, 2012, the Company borrowed $25,000 from Renard Properties, LLC, a company owned by our CEO. The loan bears no interest and is due on December 31, 2013.

As of March 25, 2013, the Company has invested a total of $100,000 into the joint venture in Suriname which included the $50,000 in 2012 and $50,000 invested in the 1st Quarter of 2013.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2012:

Resources: As of December 31, 2012, we had one part-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

Improper valuation of assets: We did not properly evaluate certain acquired items to properly classify them as expenses rather than capitalized assets.

Improper valuation of derivative liabilities: We did not properly evaluate the conversion feature of certain convertible loans.

Improper valuation of equity issuances: The Company did not properly value certain equity issuances.

Management’s Remediation Initiatives

As our resources allow, we will add financial personnel to our management team.  We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions.  We will also create an audit committee made up of our independent directors.  The Company did not make any changes in 2012 related to this material weakness as compared with 2011.

(b)           Changes In Internal Control Over Financial Reporting

We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.  The Company has not had any changes in its Internal Control over Financial Reporting since the filing of its 10-K for the Fiscal Year ending December 31, 2011.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Position
Paul Howarth	45	CEO, Director
Joseph Mezey	38	President, CFO and Director

Paul Howarth, CEO/ Director.   Mr. Howarth is our CEO and a member of the Board of Directors.  In May 2010, Mr. Howarth co-founded The Graystone Company with J.W. Mezey.  In 2007, Mr. Howarth became involved with Renard Properties, LLC which acquires and invests in real estate throughout the US.  Mr. Howarth is the managing member of Renard Properties, LLC.  Renard Properties is an affiliate of the Company due to the fact that it owns more than 10% of the Common Stock of the Company.  From August 2008 – July 2010, Mr. Howarth was the CEO and member of the Board of Directors of Forterus, Inc.  Forterus is a behavioral health company focusing on drug and alcohol rehabilitation. From February 2006- July 2008, Mr. Howarth served as the Senior Vice-President of Bear Stearns and Co.  Bear Stearns and Co. was a global investment bank and securities trading and brokerage firm.  Mr. Howarth was responsible for the purchase of mortgages from mortgage bankers that were secured by Bear Stearns or its affiliates.   From 2004 - 2006, Mr. Howarth worked as a license real estate broker in California.  From 2002 – 2004, Mr. Howarth served as the Director of Production of Home Loan Center where he was responsible for 13 sales managers and over 150 sales staff.  Home Loan Center was a mortgage broker/bank and was acquired by Lendingtree.com in 2004.  Mr. Howarth received his B.A. from Seton Hall University.

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

ITEM 11.         EXECUTIVE COMPENSATION

Name and				Stock	All other
Principal Position	Year	Salary	Bonus	Awards	Compensation		TOTAL

Paul Howarth,	2012	$1.00	0	0	396,080	(1)	396,080
Chairman and CEO

Joseph Mezey, CFO	2012	$1.00	0	0	396,080	(2)	396,080
Director

1.  This represents the $15,625 paid monthly to Renard Properties and stock issuances to Renard Properties.

2.  This represents the $15,625 paid monthly to JW Group and stock issuances to JW Group.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 9, 2013, with respect to the beneficial ownership of 240,344,830 outstanding shares of the Company’s Class A Common Stock by (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) the Company’s officers and directors; and (iii) the Company's officers and directors as a group.  A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.  Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o The Graystone Company, Inc., 2620 Regatta Drive Ste 102, Las Vegas, NV 89128.

Identity of Shareholder	Number of Class A Common Shares	Percentage of Beneficial Ownership

Paul Howarth, CEO (1),(3)	6,802,202	1.30%

Joseph Mezey, CFO (2), (3)	35,550,252	6.80%

Renard Properties, LLC (1)(3)	114,270,501	21.86%

JW Group, Inc. (2)(3)	82,741,875	15.83%

Total	240,344,830	45.79%

(1) Mr. Howarth is the managing member for Renard Properties, LLC  and holds the power to vote or to direct the voting of such securities or power to dispose or to direct the disposition of such security.  These powers rest solely with the managing member Paul Howarth.  Mr. Mezey, our CFO, is also a minority member in Renard Properties, LLC.

(2) JW Group, Inc. is Mr. Mezey's corporation in which he is the President/CEO and holds the power to vote or to direct the voting of such securities or power to dispose or to direct the disposition of such security.  These powers rest solely with Mr. Mezey.

(3) Renard Properties, LLC and WTL Group, Inc. each own 2,500,000 shares of the Class B Common Stock, which are all of the outstanding shares of said class of stock.

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

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On May 14, 2012, The Company entered into an agreement with Renard Properties, LLC whereby the Company pays Renard Properties $15,625 per month beginning June 1, 2012 for consulting services.  Paul Howarth, our CEO, is the managing member of Renard Properties.

On May 14, 2012, The Company entered into an agreement with JW Group, Inc. whereby the Company pays JW Group $15,625 per month beginning June 1, 2012 for consulting services.  Joseph Mezey, our CFO, is the President of JW Group.

During the fiscal year 2012, the Company borrowed $422,074.61 from Renard Properties and repaid $373,969.61 leaving a balance of $48,105 owed to Renard Properties.  Paul Howarth, our CEO, is the managing member of Renard Properties.  This amount includes $109,375 in consulting fees, $115,000 paid in bonuses and $125,000 in equipment purchased for the Graystone’s operations in Peru and the remaining $72,699.61 was lent as the Company’s cash flows needs required.  The Company owes Renard Properties a total of $142,533.04 which included the balance forward of $94,448.04.

During the fiscal year 2012, the Company borrowed $401,080.53 from JW Group and repaid $383,326.68 leaving a balance of $18,753.85 owed to JW Group. Joseph Mezey, our CFO, is the President of JW Group.  This amount includes $109,375 in consulting fees, $115,000 paid in bonuses and $125,000 in equipment purchased for the Graystone’s operations in Peru and the remaining $51,705.53 was lent as the Company’s cash flows needs required.

On May 14, 2012, the Company issued 30,000,000 shares of Class A Common stock to Renard Properties, LLC at a price of $.00135. The shares issued are restricted under Rule 144. Renard Properties is beneficially owned by Paul Howarth our CEO.

On May 14, 2012, the Company issued 30,000,000 shares of Class A Common stock to JW Group, Inc. at a price of $.000135. The shares issued are restricted under Rule 144. JW Group is beneficially owned by Joseph Mezey our CFO.

On May 14, 2012, the Company issued 2,000,000 shares of Class A Common stock to Paul Howarth, our CEO, at a price of $.00135. The shares issued were issued under the Company’s S-8.

On May 14, 2012, the Company issued 2,000,000 shares of Class A Common stock to Joseph Mezey, our CFO, at a price of $.00135. The shares issued were issued under the Company’s S-8.

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

On December 12, 2012, the Company issued 9,000,000 shares of Class A Common stock to Renard Properties, LLC at a of $.0056. The shares issued are restricted under Rule 144. Renard Properties is beneficially owned by Paul Howarth our CEO.

On December 12, 2012, the Company issued 9,000,000 shares of Class A Common stock to JW Group, Inc. at a price of $.0056. The shares issued are restricted under Rule 144. Renard Properties is beneficially owned by Joseph Mezey our CFO.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal year ended December 31, 2011 and December 31, 2012:

	Fiscal Year 2012	Fiscal Year 2011
Audit Fees	20,000	15,523

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description
3.1	Restated Articles of Incorporation (filed under form S-1/A on January 16, 2011
3.2	By-laws (filed under Form 10 on January 24, 2011)
14.1	Code of Ethics (file under Form S-1/A on January 16, 2011
31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2013.

THE GRAYSTONE COMPANY, INC.

By:	/s/ Joseph Mezey
Name: Joseph Mezey
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on April 16, 2013.

By:	/s/ Paul Howarth
Name: Paul Howarth
Title : Director & Principal Executive Officer

By:	/s/ Joseph Mezey
Name: Joseph Mezey
Title: Director, Principal Financial Officer and Principal Accounting Officer