Form 10-Q
period 2013-03-31
Graystone Co
filed 2013-05-15
CIK 1510524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2013

or

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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of April 30, 2012
Class A Common stock, par value $0.0001 per share Class B Common stock, par value $0.001 per share	549,255,774 5,000,000

THE GRAYSTONE COMPANY, INC.

FORM 10-Q
March 31, 2013

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2013	2012

ASSETS
Current assets
Cash and cash equivalents	$17,061	$14,922
Prepaid expense	-	50,000
Loan to joint venture	28,099	-
Total current assets	45,160	64,922

Plant, property & equipment (net of depreciation)	60,173	70,841

Total assets	$105,333	$135,763

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$19,434	$10,487
Accrued expenses	9,660	8,604
Accrued expenses - related party	117,149	78,399
Convertible notes payable (net of discount)	143,500	136,373
Notes Payable	376,950	244,950
Notes Payable (related party)	113,033	82,908
Derivative liability	-	19,807
Total liabilities	779,726	581,528

Stockholders' (deficit) equity
Class A Common stock, $.0001 par value; 5,000,000,000 shares authorized, 522,717,312 and 345,777,234 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.	52,272	34,578
Class B Common stock, $.001 par value; 5,000,000 shares authorized, 5,000,000 and 1,400,000 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively.	5,000	5,000
Additional paid-in capital	5,993,073	5,471,670
Accumulated deficits	(6,724,738)	(5,957,013)
Total stockholders' (deficit) equity	(674,393)	(445,765)

Total liabilities and stockholders' (deficit) equity	$105,333	$135,763

See accompanying notes to unaudited condensed consolidated financial statements

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Sales, net	$26,649	$15,101
Cost of goods sold	129,463	5,340
Gross profit (loss)	$(102,814)	$9,761

Operating Expenses
General and administrative	408,509	36,242
Legal and professional	199,712	320,174
Depreciation and amortization	10,668	629
Research and development	-	34,039
Total operating expenses	618,888	391,084

Loss from operations	(721,702)	(381,323)

Other income (expense)
Interest income	-	8
Interest expense	(69,956)	(20,540)
Gain/Loss on derivatives	23,933	-
Total other income (expense)	(46,023)	(20,532)

Loss before income taxes	(767,725)	(401,855)

Provision for income taxes	-	-

Net loss	$(767,725)	$(401,855)

Net loss per share of common stock:
Basic	$(0.00)	$(0.00)

Weighted average number of shares outstanding	413,626,841	190,466,056

See accompanying notes to unaudited condensed consolidated financial statements

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ending March 31,
	2013	2012
Cash flows from operating activities
Net Income(loss)	$(767,725)	$(401,855)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation on plant, property & equipment	10,668	629
Amortizations on intangible assets	-	250
Gain on derivative liability	(23,933)	-
Issuance of common stock for services	402,950	184,800
Amortization of debt discount	65,000	20,540
Changes in operating assets and liabilities:
Accounts receivable	-	4,446
Prepaid expenses	50,000	-
Loan to joint venture	(28,099)	-
Accounts payable	8,947	2,334
Accrued expenses	4,956	(310)
Net cash used by operating activities	(277,236)	(189,166)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	-	181,000
Proceeds from notes payable	210,500	12,392
Proceeds from notes payable - related party	138,038	-
Repayment on notes payable	-	(782)
Repayment from notes payable - related party	(69,163)	-
Net cash provided by financing activities	279,375	192,610

Net change in cash and cash equivalent	2,139	3,444

Cash and cash equivalent at the beginning of year	14,922	793

Cash and cash equivalent at the end of year	$17,061	$4,237
	-
Supplemental disclosures of cash flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$2,208

Supplemental non-cash investing and financing activities:
Issuance of common stock for conversion of debt and accrued interest	86,400	-
Debt discount on notes payable due to derivative liabilities	65,000	-
Reclassification of derivative liabilities to additional paid-in capital due to conversion of related notes payable	49,947	-

See accompanying notes to unaudited condensed consolidated financial statements

THE GRAYSTONE COMPANY, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited financial statements of The Graystone Company, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2012 as reported in Form 10-K, have been omitted.

Note 2 – Going Concern

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

Note 3 – Related Party Transaction

On March 8, 2013, the Company issued 31,500,000 of our Class A Common Stock to Renard Properties for services rendered.  . The price per shares $.003 for $94,500 in bonus payment for achieving pre-determined mining goals. Paul Howarth, our CEO, is the managing member of Renard Properties.

On March 8, 2013, the Company issued 31,500,000 of our Class A Common Stock to Joseph Mezey for services rendered.  The price per shares $.003 for $94,500 in bonus payment for achieving pre-determined mining goals.

On March 18, 2013, the Company issued 5,000,000 of our Class A Common Stock to Joseph Mezey for services rendered.  The price per shares $.0028 for $14,000 in bonus payment for achieving pre-determined mining goals.

On March 18, 2013, the Company issued 5,000,000 of our Class A Common Stock to Paul Howarth for services rendered.  The price per shares $.0028 for $14,000 in bonus payment for achieving pre-determined mining goals.

During the 3 Months Ending March 31, 2013, $46,875 was recorded to related party payables from amounts paid on behalf of the Company by Renard Properties, for accrued salaries and consulting fees.  $35,000 was repaid against these payables resulting in an ending balance of $77,753.  Paul Howarth, our CEO, is the managing member of Renard Properties.

During the 3 Months Ending March 31, 2013, $46,875 was recorded to related party payables from amounts paid on behalf of the Company by JW Group, for accrued salaries and consulting fees.  $20,000 was repaid against these payables resulting in an ending balance of $39,396.  Joseph Mezey, our CFO, is the President of JW Group

During the 3 Months Ending March 31, 2013, the Company borrowed $28,000 in cash from Renard Properties and repaid $4,700 in cash leaving a balance of $99,975 owed to Renard Properties. Paul Howarth, our CEO, is the managing member of Renard Properties.

During the 3 Months Ending March 31, 2013, the Company borrowed $16,288 in cash from JW Group and repaid $9,463 in cash leaving a balance of $13,058 owed to JW Group. Joseph Mezey, our CFO, is the President of JW Group.  These loans bear no interest and are due in December 2013.

Note 4 – Common Stock and Preferred Stock

During Three Months Ending March 31, 2013, the Company issued the following Class A shares:

•	49,940,082 shares for conversion of notes payable and accrued interest of $86,400
•	127,000,000 shares for services with a fair value of $402,950

Note 5 – Notes Payable and Derivative Liabilities

Convertible Notes

Fiscal 2012 Asher Convertible Note.  Throughout fiscal 2012, the Company borrowed $275,000 from Asher Enterprises, Inc. in eight notes.  The notes bear simple interest of 8% per annum from the issuance date.  The notes become convertible into Class A common stock at 57% of market price 180 days after issuance and mature 270 days after issuance.  On the date the notes become convertible, the embedded conversion options are classified as liabilities under ASC 815 at their fair value.  During 2013, $65,000 of these notes became convertible.  The fair value of the conversion options exceeded the principal balance resulting in a full discount to the notes payable of $65,000.  The entire amount was amortized the interest expense during the three months ended March 31, 2013.

Fiscal 2013 Asher Convertible Note.  In the Three Months Ending March 31, 2013, the Company borrowed $78,500 from Asher Enterprises, Inc. in one note.  The notes bear simple interest of 8% per annum from the issuance date.  The notes become convertible into Class A common stock at 57% of market price 180 days after issuance and mature 270 days after issuance.  On the date the notes become convertible, the embedded conversion options will be classified as liabilities under ASC 815.

During the Three Months Ending March 31, 2013, the Company issued 49,940,082 Class A Common Shares to Asher in satisfaction of $82,500 loaned to the Company and $3,900 of accrued interest.  As a result of the conversion of the related notes, the Company re-valued its derivative liabilities on the settlement dates and reclassified these amounts to additional paid-in capital.  As of March 31, 2013, the Company owes Asher a remaining total of $143,500

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2012:

Ending balance as of December 31, 2012	$19,807

Additions due to new convertible debt issued	118,181

Reclassification of derivative liabilities to additional paid-in capital due to conversion of debt	(49,947)

Change in fair value	(88,041)

Ending balance as of March 31, 2013	$-

During the period ended March 31, 2013, the gain on derivatives of $23,933 in the statement of operations consisted of a gain on the change in fair value of $88,041 noted above and a loss of $64,108, which was the amount by which the derivative liabilities exceeded the principal of the related notes payable on the date the notes were issued.

Notes Payable

During fiscal 2012, the Company borrowed $132,000 from a third party in eight notes.  The notes are all due December 31, 2013, bear interest at 9%, and are unsecured.

Note 6 – Subsequent Events

Subsequent to March 31, 2013, the Company issued 42,205,128 for the conversion of notes payable of $53,500.

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

On May 13, 2013, the Company agreed to issue 15,000,000 shares to SC Capital as part of payment towards its October 22, 2012 note of $64,500.  The company previously issued 15,000,000 on May 9, 2012 for $15,000 of the $64,500.  The total amount remaining on the note is $34,500.

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

Overview

During the Three Months Ending March 31, 2013, we generated sales of $26,649 and incurred a net loss of $767,725.  We have received no substantial revenue ($26,649 from the production of gold or other metals, and historically relied on our other divisions and equity and debt financings to finance our ongoing operations. Our operations generated a net loss of $6,033,737 from inception (March 27, 2010) through the Three Months Ending March 31, 2013. In order to fund operations, we relied on proceeds received under the private placement sale in secured convertible debentures from Asher Enterprises, loans payable from SC Capital and proceeds received from notes payable from our shareholders.

Results of Operations

For the three months ending March 31, 2013 and 2012 respectively, the Company generated the following revenue:

	Three Months Ending March 31,
	2013	2012

Sales, net	$26,649	$15,101
Cost of Goods Sold	129,463	23,441
Gross Profit	(102,814)	9,761

The increase in the Company’s Cost of Goods sold includes an increase in mining expenses that the Company incurred since the fiscal year ended December 31, 2012.  The Company previously classified these expenses as general expenses.

For the three months ending March 31, 2013 and 2012 respectively, the Company generated the following expenses:

	Three Months Ended March 31,
	2012	2011

General and Administrative	$408,509	$31,863
Legal and Professional	199,712	325,174
Depreciation and amortization	10,668	-
Research and Development	-	34,039
	618,888	391,076

The Company's research and development expenses are related to the Company's mining activities in Peru and include exploration on the Company's mining properties but do not include the actual mining expenses. The Company’s Research and Development expense decreased as the Company’s focused more assets to mining production and less on general exploration and development of its mining claims.

Liquidity and Capital Resources

The following is a summary of our balance sheet as of three months ending March 31, 2013 and 2012 respectively:

	Three Months Ended March 31,
	2012	2011

Cash	$17,061	$4,237
Accounts receivable	-	13,166
Loan to Joint Venture	28,099	-

Stockholders' (deficit) equity	(674,393)	(78,278)

In the opinion of management, available funds will not satisfy our growth requirements for the next twelve months. The Company expects that its current revenue will allow us to satisfy our current operations and our reporting requirement for the next twelve months.   However, if our revenue decreases we may not able to support our current operations and reporting obligations without obtaining additional funds.  We believe our currently available capital resources will allows us to begin operations within our natural resource division and maintain its operation over the course of the next 12 months; however, our other expansion plans would be put on hold until we could raise sufficient capital.  The Company expects that it needs to raise an additional $500,000 to expand its mining operations in Peru whereby the operations in Peru will be operating at a breakeven point or a profit.  Currently, the Company loses approximately $5,000 - $10,000 per month related to its mining operations in Peru.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms.  The Company’s Board of Directors is currently discussing the possibility of offering $2,000,000 in  a new Preferred Stock series at an interest rate of 7.5%.

Loans

The Company has received the following loans from 3rd parties:

Asher:

The Company borrowed $78,500 during the three months ending March 31, 2013 from Asher.  The amount owed at March 31, 2013 was $143,500 as Asher converted $82,500 in exchange for approximately 49,940,048 shares of our Class A Common Stock.

Date of Note	Funding Date	Amount of Loan	Approximate date available to convert	Remaining Balance
11/29/2011	12/8/2011	$32,500	6/5/2012	$0
1/10/2012	1/18/2012	$32,500	7/16/2012	$0
2/28/2012	3/7/2012	$32,500	9/3/2012	$0
4/26/2012	5/2/2012	$47,500	10/29/2012	$0
6/21/2012	6/27/2012	$32,500	12/24/2012	$0
8/7/2012	8/27/2012	$32,500	2/23/2013	$0
8/27/2012	9/14/2012	$32,500	3/13/2013	$0
10/5/2012	10/23/2012	$32,500	4/21/2013	$32,500
12/4/2012	12/13/2012	$32,500	6/11/2013	$32,500
2/11/2013	2/20/2013	$78,500	8/19/2013	$78,500

The Company also received a note payable from Asher in the amount of $32,500 that was funded on April 19, 2013

SC Capital Group:

The Company borrowed $132,000 during the three months ending March 31, 2013 from SC Capital as part of the Investment Agreement executed with SC Capital.

Date of Note	Funding Date	Amount of Loan	Remaining Balance
10/10/2012	10/10/2012	$21,000	$21,000
10/22/2012	10/22/2012	$64,500	$64,500
10/26/2012	10/26/2012	$26,000	$26,000
11/1/2012	11/1/2012	$18,000	$18,000
11/7/2012	11/7/2012	$25,000	$25,000
11/20/2012	11/20/2012	$50,800	$50,800
12/5/2012	12/5/2012	$3,650	$3,650
12/27/2012	12/27/2012	$36,000	$36,000
1/11/2013	1/11/2013	$20,500	$20,500
1/25/2013	1/25/2013	$20,000	$20,000
2/1/2013	2/1/2013	$17,500	$17,500
2/12/2013	2/12/2013	$18,500	$18,500
2/19/2013	2/19/2013	$8,000	$8,000
3/4/2013	3/4/2013	$23,000	$23,000
3/7/2013	3/7/2013	$15,000	$15,000
3/13/2013	3/13/2013	$9,500	$9,500

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Accounting and Audit Plan

In the next twelve months, we anticipate spending approximately $20,000 - $30,000 to pay for our accounting and audit requirements.

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

THE GRAYSTONE COMPANY, INC.

Date: May 14, 2013	By: /s/ Paul Howarth
Paul Howarth
Chief Executive Officer

Date: May 14, 2013	By: /s/ Joseph Mezey
Joseph Mezey Chief Financial and Accounting Officer