Form 10-Q
period 2013-06-30
Graystone Co
filed 2013-08-14
CIK 1510524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2013

or

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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of August 9, 2013,
Class A Common stock, par value $0.0001 per share Class B Common stock, par value $0.001 per share	1,807,484,303 5,000,000

THE GRAYSTONE COMPANY, INC.

FORM 10-Q
June 30, 2013

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,891	$14,922
Prepaid expense	-	50,000
Loan to joint venture	89,624	-
Total current assets	92,515	64,922

Plant, property & equipment (net of depreciation)	55,218	70,841

Total assets	$147,733	$135,763

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$10,480	$10,487
Accrued expenses	10,147	8,604
Accrued expenses - related party	120,899	78,399
Convertible notes payable (net of discount)	143,500	136,373
Notes payable	357,950	244,950
Notes payable (related party)	116,539	82,908
Derivative liability	-	19,807
Total liabilities	759,515	581,528

Stockholders' (deficit) equity
Class A Common stock, $.0001 par value; 5,000,000,000 shares authorized, 1,164,484,303 and 345,777,234 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.	116,448	34,578
Class B Common stock, $.001 par value; 5,000,000 shares authorized, 5,000,000 and 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.	5,000	5,000
Additional paid-in capital	6,579,009	5,471,670
Accumulated deficit	(7,312,239)	(5,957,013)
Total stockholders' (deficit) equity	(611,782)	(445,765)

Total liabilities and stockholders' (deficit) equity	$147,733	$135,763

See accompanying notes to unaudited consolidated financial statements

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012

Sales, net	$40,320	42,470	13,672	27,369
Cost of goods sold	196,911	$14,279	$67,449	$8,938
Gross profit	$(156,591)	$28,191	$(53,777)	$18,431

Operating Expenses
General and administrative	569,052	302,434	160,545	270,487
Legal and professional	206,336	555,192	6,624	230,018
Depreciation and amortization	15,624	-	4,956	-
Research and development	-	45,035	-	10,996
Loss on settlement of AP-related party	210,000	-	210,000	-
Total operating expenses	1,001,012	902,661	382,125	511,501

Loss from operations	(1,157,603)	(874,470)	(435,902)	(493,070)

Other income (expense)
Interest expense	(120,156)	(84,483)	(50,200)	(27,642)
Loss on settlement of debt	(101,400)	-	(101,400)	-
Gain/loss on derivatives	23,933	-		-
Loss on sale of assets	-	(5,329)	-	(5,329)
Total other income (expense)	(197,623)	(89,812)	(151,600)	(32,971)

Loss before income taxes	(1,355,226)	(964,282)	(587,502)	(526,041)

Net loss	$(1,355,226)	$(964,282)	$(587,502)	$(526,041)

Net loss per share of common stock:
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	536,454,547	115,660,875	655,988,102	231,494,808

See accompanying notes to unaudited consolidated financial statements

THE GRAYSTONE COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net Income(loss)	$(1,355,226)	$(964,282)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciations on plant, property & equipment	15,623	1,258
Amortizations on intangible assets	-	500
Loss on settlement of debt	101,400	-
Loss on settlement of AP – related party	210,000	-
Gain on derivative liability	(88,933)	-
Loss on sale of plant, property, & equipment	-	5,329
Issuance of common stock for services	402,950	623,585
Issuance of notes for services	-	31,250
Amortization of debt discount	177,113	81,089
Changes in operating assets and liabilities:
Accounts receivable	-	(4,810)
Prepaid expenses	50,000	-
Accounts payable	(7)	7,728
Accrued expenses	8,042	5,341
Net cash used by operating activities	(479,038)	(213,012)

Cash flows from investing activities
Sale of plant, property & equipment	-	9,613
Loan to joint venture	(89,624)	-
Net cash provided (used) by investing activities	(89,624)	9,613

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	-	86,950
Proceeds from notes payable	390,500	189,064
Proceeds from notes payable - related party	300,699	-
Repayment from notes payable	-	(27,390)
Repayment from notes payable - related party	(134,568)	-
Net cash provided by financing activities	556,631	248,624

Net change in cash and cash equivalent	(12,031)	45,225

Cash and cash equivalent at the beginning of period	14,922	793

Cash and cash equivalent at the end of period	$2,891	$46,018
Noncash investing and financing activities:
Stock issued for conversion of debt and accrued interest	$153,999	$13,400
Stock issued for settlement of debt	$235,400	$-
Stock issued to settle accrued liabilities- related party	$300,000	$-
Debt discount from derivatives	$130,000	$-
BCF	$-	$80,000
Common stock cancelled with subscription receivable	$-	$(218,200)
Subscription receivable compensated with professional services	$-	$131,800

See accompanying notes to unaudited consolidated financial statements

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

On March 8, 2013, the Company issued 31,500,000 of our Class A Common Stock to Joseph Wade for services rendered.  The price per shares $.003 for $94,500 in bonus payment for achieving pre-determined mining goals.

On March 18, 2013, the Company issued 5,000,000 of our Class A Common Stock to Joseph Wade for services rendered.  The price per shares $.0028 for $14,000 in bonus payment for achieving pre-determined mining goals.

On March 18, 2013, the Company issued 5,000,000 of our Class A Common Stock to Paul Howarth for services rendered.  The price per shares $.0028 for $14,000 in bonus payment for achieving pre-determined mining goals.

On June 19, 2013, the Company issued 187,500,000of our Class A Common Stock to Paul Howarth for $45,000 in debt.  The price per share was $.0008.  The shares are restricted for 24 months from the issuance. A loss of $105,000 was recorded on the issuance.

On June 19, 2013, the Company issued 187,500,000of our Class A Common Stock to Joseph Wade for $45,000 in debt.  The price per share was $.0008.  The shares are restricted for 24 months from the issuance. A loss of $105,000 was recorded on the issuance.

During the Six Months ended June 30, 2013, $93,750 was recorded to related party payables from amounts paid on behalf of the Company by Renard Properties, for accrued salaries and consulting fees.  $79,568 was repaid against these payables resulting in an ending balance of $79,628.  Paul Howarth, our CEO, is the managing member of Renard Properties.

During the Six Months ended June 30, 2013, $93,750 was recorded to related party payables from amounts paid on behalf of the Company by JW Group, for accrued salaries and consulting fees.  $55,000 was repaid against these payables resulting in an ending balance of $41,271.  Joseph Wade, our CFO, is the President of JW Group

During the Six Months ended June 30, 2013, the Company borrowed $67,880 in cash from Renard Properties and repaid $31,606 in cash leaving a balance of $112,950 owed to Renard Properties. Paul Howarth, our CEO, is the managing member of Renard Properties. These loans bear no interest and are due in December 2013.

During the Six Months ended June 30, 2013, the Company borrowed $45,319 in cash from JW Group and repaid $47,963 in cash leaving a balance of $3,589 owed to JW Group. Joseph Wade, our CFO, is the President of JW Group.  These loans bear no interest and are due in December 2013.

Note 4 – Common Stock and Preferred Stock

During Six Months Ending June 30, 2013, the Company issued the following Class A shares:

•	316,707,073 shares for conversion of notes payable and accrued interest of $288,000
•	127,000,000 shares for services with a fair value of $402,950
•	375,000,000 shares for settlement of related party payables of $90,000

Note 5 – Notes Payable and Derivative Liabilities

Convertible Notes

Fiscal 2012 Asher Convertible Note.  Throughout fiscal 2012, the Company borrowed $275,000 from Asher Enterprises, Inc. in eight notes.  The notes bear simple interest of 8% per annum from the issuance date.  The notes become convertible into Class A common stock at 57% of market price 180 days after issuance and mature 270 days after issuance.  On the date the notes become convertible, the embedded conversion options are classified as liabilities under ASC 815 at their fair value.  During 2013, $130,000 of these notes became convertible.  The fair value of the conversion options exceeded the principal balance resulting in a full discount to the notes payable of $130,000.  The entire amount was amortized the interest expense during the six months ended June 30, 2013.

Fiscal 2013 Asher Convertible Note.  In the Six Months ended June 30, 2013, the Company borrowed $143,500 from Asher Enterprises, Inc. in three notes.  The notes bear simple interest of 8% per annum from the issuance date.  The notes become convertible into Class A common stock at 57% of market price 180 days after issuance and mature 270 days after issuance.  On the date the notes become convertible, the embedded conversion options will be classified as liabilities under ASC 815.

During the Six Months ended June 30, 2013, the Company issued 137,207,073 Class A Common Shares to Asher in satisfaction of $147,500 loaned to the Company and $6,499of accrued interest.  As a result of the conversion of the related notes, the Company re-valued its derivative liabilities on the settlement dates and reclassified these amounts to additional paid-in capital.  As of June 30, 2013, the Company owes Asher a remaining total of $143,500

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2012:

Ending balance as of December 31, 2012	$19,807

Additions due to new convertible debt issued	183,181

Reclassification of derivative liabilities to additional paid-in capital due to conversion of debt	(96,860)

Change in fair value	(86,321)

Ending balance as of June 30, 2013	$-

During the period ended June 30, 2013, the gain on derivatives of $23,933 in the statement of operations consisted of a gain on the change in fair value of $86,321 noted above and a loss of $62,388, which was the amount by which the derivative liabilities exceeded the principal of the related notes payable on the date the notes were issued.

Notes Payable

During the Six Months ended June 30, 2013, the Company borrowed $247,000 from a third party in sixteen notes.  The notes are all due December 31, 2013, bear interest at 0%, and are unsecured.

Ending balance as of December 31, 2012	$244,950

Additions due to new debt issued	247,000

Amount of debt converted into shares	(134,000)

Ending balance as of June 30, 2013	$357,950

During the six months ended June 30, 2013, the Company converted $134,000 in promissory notes into 179,500,000 common shares. The Company recorded a loss of $101,400 on the conversion.

On June 28, 2013, the Company entered into a line of credit agreement for $500,000 with a maturity date of December 31, 2015 and an effective interest rate of 9%. All previous amounts due to SC Capital of $362,450 are transferred to this line of credit. All accrued interest on the previous notes is waived through June 3, 2013.

Note 6 – Loan to Joint Venture

In December 2012, the Company entered into a joint venture regarding a mining project in Suriname.  The Company agreed to invest $75,000 into the joint venture and any additional investments made above this initial $75,000 would be considered a loan to the joint venture by the Company.  As of June 30, 2013, the Company lent an additional $89,624.  This amount shall be repaid to the Company prior to any disbursements made to the partners in the joint venture.  The terms of the joint venture provide that the Company has a 50% undivided interest in the profits of the joint venture and Aurora Mining owns the other 50%.

Note 7 – Subsequent Events

On July 11, 2013, the Company issued 50,000,000 shares of its Class A Common stock at an applicable conversion price of $0.00025.  SC Capital converted $12,500 of its note convertible in the amount of $25,000 from its note dated November 7, 2012.  There is $12,500 remaining on the note.

On July 22, 2013, the Company issued 60,000,000 shares of its Class A Common stock at an applicable conversion price of $0.00021.  SC Capital converted $12,500 of its note convertible in the amount of $25,000 from its note dated November 7, 2012.  There is $0 remaining on the note.

On August 2, 2013, the Company issued 63,000,000 shares of its Class A Common stock at an applicable conversion price of $0.00016.  SC Capital converted $10,000 of its note convertible in the amount of $50,800 from its note dated November 20, 2012.  There is $40,800 remaining on the note.

On August 7, 2013, the Company issued 150,000,000 shares of its Class A Common stock at an applicable conversion price of $0.0001 to Renard Properties, LLC in exchange for the extinguishment of $15,000 in debt owed.

On August 7, 2013, the Company issued 150,000,000 shares of its Class A Common stock at an applicable conversion price of $0.0001 to JW Group, Inc. in exchange for the extinguishment of $15,000 in debt owed.

On August 9, 2013, the Company issued 170,000,000 shares of its Class A Common stock at an applicable conversion price of $0.0001.  SC Capital converted $17,000 of its note convertible in the amount of $50,800 from its note dated November 20, 2012.  There is $23,800 remaining on the note.

On August 9, 2013, the Company’s board of directors and a majority of its shareholders approved a1000-1 reverse split.  The record date shall be set by the Board of Directors but shall not be later than January 31, 2014.

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

Overview

During the Three Months Ending June 30, 2013, we generated sales of $40,320 and incurred a net loss of $1,355,226.  We have received no substantial revenue ($26,649 from the production of gold or other metals, and historically relied on our other divisions and equity and debt financings to finance our ongoing operations. Our operations generated a net loss of $7,312,239 from inception (March 27, 2010) through the Six Months Ending June 30, 2013. In order to fund operations, we relied on proceeds received under the private placement sale in secured convertible debentures from Asher Enterprises, loans payable from SC Capital and proceeds received from notes payable from our shareholders.

Results of Operations

For the six month and three months ending June 31, 2013 and 2012 respectively, the Company generated the following revenue:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012

Sales, net	$40,320	42,470	13,672	27,369
Cost of goods sold	196,911	$14,279	$67,449	$8,938
Gross profit	$(156,591)	$28,191	$(53,777)	$18,431

The increase in the Company’s Cost of Goods sold includes an increase in mining expenses that the Company incurred since the fiscal year ended December 31, 2012.  The Company previously classified these expenses as general expenses.

For the six month and three months ending June 31, 2013 and 2012 respectively, the Company generated the following expenses:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012

Operating Expenses
General and administrative	569,052	302,434	160,545	270,487
Legal and professional	206,336	555,192	6,624	230,018
Depreciation and amortization	15,624	-	4,956	-
Research and development	-	45,035	-	10,996
Total operating expenses	791,012	902,661	172,125	511,501

The Company's research and development expenses are related to the Company's mining activities in Peru and include exploration on the Company's mining properties but do not include the actual mining expenses. The Company’s Research and Development expense decreased as the Company’s focused more assets to mining production and less on general exploration and development of its mining claims.

Liquidity and Capital Resources

The following is a summary of our balance sheet as of June 30, 2013 and December 31, 2012 respectively:

	June 30,	December 31,
	2013	2012
Current assets
Cash and cash equivalents	2,891	14,922
Prepaid expense	-	50,000
Loan to joint venture	89,624	-
Total current assets	92,515	64,922

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

Loans

The Company has received the following loans from 3rd parties:

Asher:

The Company borrowed $143,500 during the six months ending June 30, 2013 from Asher.  The amount owed at June 30, 2013 was $143,500 as Asher converted $147,500 in exchange for approximately 137,207,073 shares of our Class A Common Stock.

Date of Note	Funding Date	Amount of Loan	Funding Date	Remaining Balance
1/10/2012	1/18/2012	$32,500	7/16/2012	$0
2/28/2012	3/7/2012	$32,500	9/3/2012	$0
4/26/2012	5/2/2012	$47,500	10/29/2012	$0
6/21/2012	6/27/2012	$32,500	12/24/2012	$0
8/7/2012	8/27/2012	$32,500	2/23/2013	$0
8/27/2012	9/14/2012	$32,500	3/13/2013	$0
10/5/2012	10/23/2012	$32,500	4/21/2013	$0
12/4/2012	12/13/2012	$32,500	6/11/2013	$0
2/11/2013	2/20/2013	$78,500	8/19/2013	$78,500
4/5/2013	4/19/2013	$32,500	10/20/2013	$32,500
5/13/2013	5/17/2013	$32,500	11/17/2013	$32,500

SC Capital Group:

The Company borrowed $247,000 during the three months ending June 30, 2013 from SC Capital as part of the Investment Agreement executed with SC Capital.  The amount owed at June 30, 2013 was $362,450.

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

The Company converted $129,500 in principal plus $4,500 in costs associated with the conversion in exchange for approximately 179,500,000 shares of our Class A Common Stock.

Date of Conversion	Shares Issued	Price per Share	Converted Amount
4/11/2013	15,000,000	$0.0015	$21,500
5/1/20013	15,000,000	$0.0010	$15,000
5/16/2013	15,000,000	$0.0010	$15,000
5/23/2013	15,000,000	$0.0010	$15,000
5/31/2013	25,000,000	$0.0009	$19,500
6/7/2013	15,000,000	$0.0008	$11,250
6/17/2013	29,500,000	$0.0005	$14,750
6/25/2013	50,000,000	$0.0004	$18,000

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

The reason we believe our disclosure controls and procedures are not effective is because:

1.	No independent directors;
2.	No segregation of duties;
3.	No audit committee; and
4.	Ineffective controls over financial reporting.

As of June 30, 2013, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in 2011.  The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties.  The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

This 10-Q does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Rule 308(b) of Regulation S-K.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as of March 31, 2012:

Resources: As of June 30, 2013, we have no full-time employees with the requisite expertise in the key functional areas of finance and accounting.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

As of June 30, 2013, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in 2011.  The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties.  The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

(b)           Changes In Internal Control Over Financial Reporting

We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner

PART II --  OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 7, 2013, the Company issued 10,444,444 shares to Asher Enterprises in exchange for $17,500 in debt at a price per shares of $.0018.

On February 28, 2013, the Company issued 7,142,857 shares to Asher Enterprises in exchange for $15,000 in debt at a price per shares of $.0021.

On March 8, 2013, the Company issued 31,500,000 of our Class A Common Stock to Renard Properties for services rendered.  . The price per shares $.003 for $94,500 in bonus payment for achieving pre-determined mining goals. Paul Howarth, our CEO, is the managing member of Renard Properties.

On March 8, 2013, the Company issued 31,500,000 of our Class A Common Stock to Joseph Wade for services rendered.  The price per shares $.003 for $94,500 in bonus payment for achieving pre-determined mining goals.

On March 11, 2013, the Company issued 10,444,414 shares to Asher Enterprises in exchange for $17,500 in debt at a price per shares of $.0019.

On March 18, 2013, the Company issued 5,000,000 of our Class A Common Stock to Joseph Wade for services rendered.  The price per shares $.0028 for $14,000 in bonus payment for achieving pre-determined mining goals.

On March 18, 2013, the Company issued 5,000,000 of our Class A Common Stock to Paul Howarth for services rendered.  The price per shares $.0028 for $14,000 in bonus payment for achieving pre-determined mining goals.

On March 20, 2013, the Company issued 9,375,000 shares to Asher Enterprises in exchange for $15,000 in debt at a price per shares of $.0015.

On March 27, 2013, the Company issued 12,533,333 shares to Asher Enterprises in exchange for $17,500 in debt at a price per shares of $.0016.

On April 11, 2013, the Company issued 15,000,000 shares to SC Capital in exchange for $22,500 in debt at a price per shares of $.0015.

On April 24, 2013, the Company issued 11,538,462 shares to Asher Enterprises in exchange for $15,000 in debt at a price per shares of $.0013.

On April 29, 2013, the Company issued 15,666,667 shares to Asher Enterprises in exchange for $17,500 in debt at a price per shares of $.0012.

On May 1, 2013, the Company issued 15,000,000 shares to SC Capital in exchange for $15,000 in debt at a price per shares of $.001.

On May 16, 2013, the Company issued 15,000,000 shares to SC Capital in exchange for $15,000 in debt at a price per shares of $.001.

On May 23, 2013, the Company issued 15,000,000 shares to SC Capital in exchange for $15,000 in debt at a price per shares of $.001.

On May 31, 2013, the Company issued 25,000,000 shares to SC Capital in exchange for $22,500 in debt at a price per shares of $.0009.

On June 7, 2013, the Company issued 15,000,000 shares to SC Capital in exchange for $11,250 in debt at a price per shares of $.0008.

On June 14, 2013, the Company issued 24,590,164 shares to Asher Enterprises in exchange for $15,000 in debt at a price per shares of $.0013.

On June 17, 2013, the Company issued 29,500,000 shares to SC Capital in exchange for $14,750 in debt at a price per shares of $.0005.

On June 19, 2013, the Company issued 35,471,698 shares to Asher Enterprises in exchange for $17,500 in debt at a price per shares of $.0012.

On June 19, 2013, the Company issued 187,500,000,000 of our Class A Common Stock to Paul Howarth for $45,000 in debt.  The price per share was $.00024.  The shares are restricted for 24 months from the issuance.

On June 19, 2013, the Company issued 187,500,000,000 of our Class A Common Stock to Joseph Wade for $45,000 in debt.  The price per share was $.00024.  The shares are restricted for 24 months from the issuance.

On June 25, 2013, the Company issued 50,000,000 shares to SC Capital in exchange for $18,000 in debt at a price per shares of $.0004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholder voted on March 27, 2012 to approve a reverse split of 400:1 for all shares outstanding and issued as of March 27, 2012. The Company’s Board of Directors has been currently discussing the possibility of the Company performing another reverse but has not made a decision as of June 30, 2013.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended June 30, 2013 that was not previously disclosed in our filings during that period.

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

THE GRAYSTONE COMPANY, INC.

Date: August 14, 2013	By: /s/ Paul Howarth
Paul Howarth
Chief Executive Officer

Date: August 14, 2013	By: /s/ Joseph Wade
Joseph Wade Chief Financial and Accounting Officer