Form 10-Q
period 2013-09-30
Graystone Co
filed 2013-11-19
CIK 1510524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of November 19, 2013,
Class A Common stock, par value $0.0001 per share Class B Common stock, par value $0.001 per share	242,444,307 5,000,000

THE GRAYSTONE COMPANY, INC.

FORM 10-Q
September 30, 2013

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

THE GRAYSTONE COMPANY, INC.
BALANCE SHEET
(Unaudited)

	September 30, 2013	December 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$3,630	$14,922
Prepaid expense	-	50,000
Loan to joint venture	145,624	-
Total current assets	149,254	64,922

Plant, property & equipment (net of depreciation)	53,238	70,841

	$202,492	$135,763

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$14,732	$10,487
Accrued expenses	10,147	8,604
Accrued expenses - related party	119,649	78,399
Convertible notes payable	135,500	136,373
Notes payable	262,500	244,950
Notes payable (related party)	198,914	82,908
Derivative liability	91,580	19,807
Total liabilities	833,022	581,528

Stockholders' Deficit
Class A Common stock, $.0001 par value; 500,000,000 shares authorized, 35,979,264 and 69,155 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.	3,598	7
Class B Common stock, $.001 par value; 5,000,000 shares authorized, 5,000,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012	5,000	5,000
Additional paid-in capital	24,057,402	5,506,241
Accumulated deficit	(24,696,530)	(5,957,013)
Total stockholders' deficit	(630,530)	(445,765)

Total liabilities and stockholders' (deficit) equity	$202,492	$135,763

See accompanying notes to unaudited condensed financial statements

THE GRAYSTONE COMPANY, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012

Sales, net	$73,610	88,478	33,290	46,008
Cost of goods sold	302,804	$55,278	$105,893	$40,999
Gross profit	$(229,194)	$33,200	$(72,603)	$5,009

Operating Expenses
General and administrative	11,809,418	911,643	11,262,648	609,209
Legal and professional	290,179	737,803	61,561	182,611
Depreciation and amortization	17,603	-	1,979	-
Loss on settlement of accounts payable	210,000	-	100,400	-
Research and development	-	90,805	-	45,770
Total operating expenses	12,327,200	1,740,251	11,426,588	837,590

Loss from operations	(12,556,394)	(1,707,051)	(11,499,191)	(832,581)

Other income (expense)
Interest income	-	-		-
Interest expense	(24,256)	(115,791)	(4,500)	(31,308)
Loss on settlement of debt	(6,182,800)	-	(5,981,000)	-
Gain/loss on derivatives	23,933	-	-	-
Loss on sale of assets	-	(18,579)	-	(13,250)
Total other income (expense)	(6,183,123)	(134,370)	(5,985,500)	(44,558)

Loss before income taxes	(18,739,517)	(1,841,421)	(17,484,691)	(877,139)

Provision for income taxes	0	0	0	0

Net loss	$(18,739,517)	$(1,841,421)	$(17,484,691)	$(877,139)

Net loss per share of common stock:
Basic	$(18.40)	$(79.96)	$(6.22)	$(20.77)

Weighted average number of shares outstanding	1,018,629	23,028	2,813,300	42,229

See accompanying notes to unaudited condensed financial statements

THE GRAYSTONE COMPANY, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net Income(loss)	$(18,739,517)	$(1,841,421)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	17,603	1,800
Amortization on intangible assets	-	750
Loss on settlement of debt	6,182,800	-
Loss on settlement of AP – related party	210,000	-
Gain on derivative liability	(23,933)	120,795
Impairment of acquired intangible assets	-	13,250
Loss on sale of plant, property, & equipment	-	18,579
Issuance of common stock for services	11,395,625	937,783
Issuance of notes for services	-	31,250
Amortization of debt discount	177,113	109,501
Changes in operating assets and liabilities:
Accounts receivable	-	17,120
Prepaid expenses	50,000	-
Accounts payable	45,343	2,943
Accrued expenses- related party	265,876
Accrued expenses	8,542	5,153
Net cash used by operating activities	(410,548)	(582,497)

Cash flows from investing activities
Sale of plant, property & equipment	-	14,942
Purchase of plant, property & equipment	-	(268,521)
Loan to joint venture	(145,624)	-
Net cash provided (used) by investing activities	(145,624)	(253,579)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	-	430,350
Proceeds from notes payable	468,500	535,436
Repayment on notes payable	-	(67,450)
Repayment on notes payable- related party	(147,918)	-
Proceeds from notes payable - related party	224,298	-
Net cash provided by financing activities	544,880	898,336

Net change in cash and cash equivalent	(11,292)	62,260

Cash and cash equivalent at the beginning of period	14,922	793

Cash and cash equivalent at the end of period	$3,630	$63,053

Noncash financing and investing activities:
Stock issued for conversion of debt and accrued interest	$162,000	124,948
Stock issued for settlement of debt	$303,800	-
Stock issued to settled accrued liabilities- related party	$185,000	-
Debt discount	$130,000	109,501
Reclass of derivatives	$115,527
Cancellation of common stock	$(19,625)	(218,200)
Subscription receivable	$-	131,800

See accompanying notes to unaudited condensed financial statements

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

Note 3 – Related Party Transaction

On March 8, 2013, the Company issued 6,300 of our Class A Common Stock to Renard Properties for services rendered. The price per share was $15for $94,500 in bonus payment for achieving pre-determined mining goals.  Our CEO is the managing member of Renard Properties.

On March 8, 2013, the Company issued 6,300 of our Class A Common Stock to our CFO for services rendered.  The price per share was $15 for $94,500 in bonus payment for achieving pre-determined mining goals.

On March 18, 2013, the Company issued 1,000 of our Class A Common Stock to our CFO for services rendered.  The price per share was $14 for $14,000 in bonus payment for achieving pre-determined mining goals.

On March 18, 2013, the Company issued 1,000 of our Class A Common Stock to our CEO for services rendered.  The price per share was $14 for $14,000 in bonus payment for achieving pre-determined mining goals.

On June 19, 2013, the Company issued 37,500 of our Class A Common Stock to our CEO for $45,000 in debt.  The price per share was $4.  The shares are restricted for 24 months from the issuance. A loss of $105,000 was recorded on the issuance.

On June 19, 2013, the Company issued 37,500 of our Class A Common Stock to our CFO for $45,000 in debt.  The price per share was $4.  The shares are restricted for 24 months from the issuance. A loss of $105,000 was recorded on the issuance.

On August 7, 2013, the Company issued 30,000 of our Class A Common Stock to JW Group, Inc. for $30,000 in debt.  The price per share was $1.  The shares are restricted for 24 months from the issuance.

On August 7, 2013, the Company issued 30,000 of our Class A Common Stock to our CEO for $30,000 in debt.  The price per share was $1.  The shares are restricted for 24 months from the issuance.

On August 27, 2013, the Company issued 35,000 of our Class A Common Stock to our CFO for $17,500 in debt.  The price per share was $.50.  The shares are restricted for 24 months from the issuance.

On August 27, 2013, the Company issued 35,000 of our Class A Common Stock to our CEO for $17,500 in debt.  The price per share was $.50.  The shares are restricted for 24 months from the issuance.

During the three months ended September 30, 2013, the Company issued 196,250,000 shares to related parties. On November 13, 2013, the Company decided to cancel the shares; as such, the shares were not accounted for as issued and outstanding as of September 30, 2013. The shares were reissued on November 13, 2013.

The Company entered into an agreement with Renard Properties, LLC whereby Renard agreed to loan to the Company funds necessary to continue the company’s operations in Suriname.  The Company agreed to repay the loan on December 31, 2018.  The Company may prepay the loan prior to December 31, 2018 by paying a prepayment penalty equal to 100%.  As part of the loan, Renard is entitled to any profits that are generated from the Suriname operations until the loan reaches maturity or is prepaid by the Company.  The Company has borrowed 41,200 as of September 30, 2013 under this agreement.

During the nine months ended September 30, 2013, $125,000 was recorded to related party payables from amounts paid on behalf of the Company by Renard Properties, for accrued salaries and consulting fees.  $127,500 was repaid against these payables. As of September 30, 2013, $79,003 was due.

During the nine months ended September 30, 2013, $140,625 was recorded to related party payables from amounts paid on behalf of the Company to our CFO, for accrued salaries and consulting fees.  $112,500 was repaid against these payables. As of September 30, 2013 $40,646 was due.

During the nine months ended September 30, 2013, the Company borrowed $165,780 in cash from Renard Properties and repaid $46,979 in cash leaving a balance of $134,671 owed to Renard Properties. Our CEO is the managing member of Renard Properties. These loans bear no interest and are due in December 2013.

During the nine months ended September 30, 2013, the Company borrowed $58,519 in cash from JW Group and repaid $61,313 in cash. As of September 30, 2013, $3,439 was owed to JW Group. Our CFO is the President of JW Group.  These loans bear no interest and are due in December 2013.

Note 4 – Common Stock and Preferred Stock

During nine months Ending September, 2013, the Company issued the following Class A shares:

•	13,738,608 shares for conversion of notes payable and accrued interest of $458,800. A loss of $6,182,800 was recorded on the conversion.
•	21,996,500 shares for services with a fair value of $11,395,625
•	205,000 shares for settlement of related party payables of $185,000. A loss of $210,000 was recorded on the settlement.

Note 5 – Notes Payable and Derivative Liabilities

Convertible Notes

Fiscal 2012 Asher Convertible Note.  Throughout fiscal 2012, the Company borrowed $275,000 from Asher Enterprises, Inc. in eight notes.  The notes bear simple interest of 8% per annum from the issuance date.  The notes become convertible into Class A common stock at 57% of market price 180 days after issuance and mature 270 days after issuance.  On the date the notes become convertible, the embedded conversion options are classified as liabilities under ASC 815 at their fair value.  During 2013, $130,000 of these notes became convertible.  The fair value of the conversion options exceeded the principal balance resulting in a full discount to the notes payable of $130,000.  The entire amount was amortized the interest expense during the nine months ended September 30, 2013.

Fiscal 2013 Asher Convertible Note.  In the nine months ended September 30, 2013, the Company borrowed $143,500 from Asher Enterprises, Inc. in three notes.  The notes bear simple interest of 8% per annum from the issuance date.  The notes become convertible into Class A common stock at 57% of market price 180 days after issuance and mature 270 days after issuance.  On the date the notes become convertible, the embedded conversion options will be classified as liabilities under ASC 815.

During the nine months ended September 30, 2013, the Company issued 54,108 Class A Common Shares to Asher in satisfaction of $155,500 loaned to the Company.  As a result of the conversion of the related notes, the Company re-valued its derivative liabilities on the settlement dates and reclassified these amounts to additional paid-in capital.  As of September 30, 2013, the Company owes Asher a remaining total of $135,500.

Notes Payable

On June 28, 2013, the Company entered into a line of credit agreement for $500,000 with a maturity date of December 31, 2015 and an effective interest rate of 9%. All previous amounts due to SC Capital were transferred to this line of credit. All accrued interest on the previous notes is waived and all interest under the line of credit was waived through September 30, 2013.

During the nine months ended September 30, 2013, the Company borrowed $143,500 under the line of credit above:

Ending balance as of December 31, 2012	$244,950

Additions due to new debt issued	325,000

Amount of debt converted into shares	(307,450)

Ending balance as of September 30, 2013	$262,500

NOTE 6 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY

The Company evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.
Under ASC-815 the conversion options embedded in the notes payable described in Note 6 require liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement.

During 2013, certain notes payable were converted resulting in settlement of the related derivative liabilities.  The Company re-measured the embedded conversion options at fair value on the date of settlement and recorded these amounts to additional paid-in capital.

During 2013, the Company issued additional convertible notes.  The conversion options and warrants were classified as derivative liabilities at their fair value on the date of issuance.

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 –
Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 -	Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 -
Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as September 30, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities, September 30, 2013	$-	$-	$91,580	$91,580

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2013:

Ending balance as of December 31, 2012	$19,807
Reclassification of derivative liabilities to additional paid-in capital due to conversion of related notes payable	(115,527)
Additions due to new convertible debt and warrants issued	130,000
Change in fair value	57,300
Ending balance as of September 30, 2013	$91,580

Note 7 – Loan to Joint Venture

In December 2012, the Company entered into a joint venture regarding a mining project in Suriname.  The Company agreed to invest $75,000 into the joint venture and any additional investments made above this initial $75,000 would be considered a loan to the joint venture by the Company.  As of September 30, 2013, the Company lent an additional $145,624.  This amount shall be repaid to the Company prior to any disbursements made to the partners in the joint venture.  The terms of the joint venture provide that the Company has a 40% undivided interest in the profits of the joint venture, Aurora Mining owns 50% and Renard Properties owns the remaining 10%.

Note 8 – Subsequent Events

On November 12, 2013, the Board of Directors and Shareholders approved to amend the Articles of Incorporation to increase the authorized share count from 300,000,000 to 500,000,000 shares of Class A Common Stock.

On November 13, 2013, the Company cancelled 196,250,000 common shares issued to related parties. The shares were reissued on November 13, 2013.

In October and November 2013, the company received proceeds of $65,591 from a related party for the project in Suriname.

On October 9, 2013, the Company issued 1,086,956 shares of its Class A Common stock at an applicable conversion price of $0.0138.  Asher Enterprises converted $15,000 of its note convertible dated February 11, 2013.  The agreement with Asher allows them to convert their debt after six (6) months at a conversion price equal to 55% of the average of the three (3) lowest closing bid prices ten (10) trading days prior to the conversion date.  This draw is against the note dated February 11, 2013 in the amount of $78,500.  There is $55,500 remaining on the note.

On October 17, 2013, the Company issued 2,380,952 shares of its Class A Common stock at an applicable conversion price of $0.0063.  Asher Enterprises converted $15,000 of its note convertible dated February 11, 2013.  The agreement with Asher allows them to convert their debt after six (6) months at a conversion price equal to 55% of the average of the three (3) lowest closing bid prices ten (10) trading days prior to the conversion date.  This draw is against the note dated February 11, 2013 in the amount of $78,500.  There is $40,500 remaining on the note.

On October 22, 2013, the Company issued 6,750,000 shares of its Class A Common stock at an applicable conversion price of $0.0034.  SC Capital converted $23,000 of its note convertible dated March 4, 2013.  There is $0 remaining on the note.

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

Overview

During the Three Months Ending September 30, 2013, we generated sales of $33,290 and incurred a net loss of $17,484,691.  We have received no substantial revenue ($73,610 from the production of gold or other metals), and historically relied on equity and debt financings to finance our ongoing operations. Our operations generated a net loss of $24,696,530 from inception (March 27, 2010) through September 30, 2013. In order to fund operations, we relied on proceeds received under the private placement sale in secured convertible debentures from Asher Enterprises, loans payable from SC Capital and proceeds received from notes payable from our shareholders.

Results of Operations

For the nine months and three months ending September 30, 2013 and 2012 respectively, the Company generated the following revenue:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012

Sales, net	$73,610	88,478	33,290	46,008
Cost of goods sold	302,804	55,278	105,893	$40,999
Gross profit	$(229,194)	33,200	(72,603)	$5,009

The increase in the Company’s cost of goods sold includes an increase in mining expenses that the Company incurred since the fiscal year ended December 31, 2012.  The Company previously classified these expenses as general expenses.

For the nine months and three months ending September 30, 2013 and 2012 respectively, the Company generated the following expenses:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Operating Expenses
General and administrative	11,809,418	911,643	11,262,648	609,209
Legal and professional	290,179	737,803	61,561	182,611
Depreciation and amortization	17,603	-	1,979	-
Loss on settlement of accounts payable- related party	210,000	-	100,400	-
Research and development	-	90,805	-	45,770
Total operating expenses	12,327,200	1,740,251	11,426,588	837,590

The Company's research and development expenses are related to the Company's mining activities in Peru and include exploration on the Company's mining properties but do not include the actual mining expenses. The Company’s research and development expense decreased as the Company’s focused more assets to mining production and less on general exploration and development of its mining claims. The major increase in general and administrative expenses is related to the fair value of shares issued for services. During the nine months ended September 30, 2013, the Company issued 21,996,500 common shares valued at $11,395,625.

Liquidity and Capital Resources

The following is a summary of our balance sheet as of June 30, 2013 and December 31, 2012 respectively:

	September 30,	December 31,
	2013	2012
Current assets
Cash and cash equivalents	3,630	14,922
Prepaid expense	-	50,000
Loan to joint venture	145,624	-
Total current assets	149,254	64,922

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

Loans

The Company has received the following loans from 3rd parties:

Asher:

The Company borrowed $143,500 during the nine months ending September 30, 2013 from Asher.  The amount owed at September 30, 2013 was $135,500 as Asher converted $147,500 in exchange for shares of our Class A Common Stock.

Date of Note	Funding Date	Amount of Loan	Funding Date	Remaining Balance
1/10/2012	1/18/2012	$32,500	7/16/2012	$0
2/28/2012	3/7/2012	$32,500	9/3/2012	$0
4/26/2012	5/2/2012	$47,500	10/29/2012	$0
6/21/2012	6/27/2012	$32,500	12/24/2012	$0
8/7/2012	8/27/2012	$32,500	2/23/2013	$0
8/27/2012	9/14/2012	$32,500	3/13/2013	$0
10/5/2012	10/23/2012	$32,500	4/21/2013	$0
12/4/2012	12/13/2012	$32,500	6/11/2013	$0
2/11/2013	2/20/2013	$78,500	8/19/2013	$70,500
4/5/2013	4/19/2013	$32,500	10/20/2013	$32,500
5/13/2013	5/17/2013	$32,500	11/17/2013	$32,500

SC Capital Group:

The Company borrowed $565,450 during the nine months ending September 30, 2013 from SC Capital as part of the Investment Agreement executed with SC Capital.  The amount owed at September 30, 2013 was $262,500.

Date of Note	Funding Date	Amount of Loan	Remaining Balance
10/10/2012	10/10/2012	$21,000	$0
10/22/2012	10/22/2012	$64,500	$0
10/26/2012	10/26/2012	$26,000	$0
11/1/2012	11/1/2012	$18,000	$0
11/7/2012	11/7/2012	$25,000	$0
11/20/2012	11/20/2012	$50,800	$0
12/5/2012	12/5/2012	$3,650	$0
12/27/2012	12/27/2012	$36,000	$0
1/11/2013	1/11/2013	$20,500	$0
1/25/2013	1/25/2013	$20,000	$0
2/1/2013	2/1/2013	$17,500	$0
2/12/2013	2/12/2013	$18,500	$18,500
2/19/2013	2/19/2013	$8,000	$8,000
3/4/2013	3/4/2013	$23,000	$0
3/7/2013	3/7/2013	$15,000	$15,000
3/13/2013	3/13/2013	$9,500	$9,500
4/8/2013	4/8/2013	$19,000	$19,000

5/3/2013	5/3/2013	$7,500	$7,500
5/16/2013	5/16/2013	$15,000	$15,000
5/29/2013	5/29/2013	$15,000	$15,000
6/5/2013	6/5/2013	$13,000	$13,000
6/11/2013	6/11/2013	$21,500	$21,500
6/19/2013	6/19/2013	$10,000	$10,000
6/26/2013	6/26/2013	$14,000	$14,000
7/12/2013	7/12/2013	$7,500	$7,500
7/16/2013	7/16/2013	$6,000	$6,000
7/25/2013	7/25/2013	$9,000	$9,000
7/31/2013	7/31/2013	$12,000	$12,000
8/9/2013	8/9/2013	$9,000	$9,000
8/16/2013	8/16/2013	$15,000	$15,000
8/29/2013	8/29/2013	$15,000	$15,000
10/9/2013	10/9/2013	$7,500	$7,500
10/11/2013	10/11/2013	$4,250	$4,250

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

Mining Operations

Peru

The Company currently owns 1,600 hectares and is in the process of completing the transfer of these properties into the Company’s wholly owned subsidiary in Peru.  The properties include the following projects:

Name	Area (hectares)	Dept	Province	District
Gorilla	400	Loreto	Datem del Maranon	Manseriche
Graystone II	800	Loreto	Datem del Maranon	Manseriche
Graystone IV	400	Loreto	Datem del Maranon	Manseriche

The Company’s operations in Peru have focused on its property referred to as Gorilla. In June 2011, the Company acquired the Gorilla Project. The purchase price for the property was $44,000 USD.  The project consists of 400 hectares (one hectares equals 2.47 acres) located in Loreto, Peru (Northern Peru).  The Gorilla Project operation involves alluvial mining of gold from the deposits of sand and gravel usually left from modern or ancient stream beds.

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

The Company’s mining operations in Peru have generated approximately 240-260 grams per month for the months of June, July, and August.  The Company has generated approximately 160 grams through the first 20 days of mining in September.  The Company has doubled its production since April 2013 when it produced approximately 130 grams.   The Company’s operating expenses in Peru exceed the gold produced by approximately $7,500 - $15,000 per month.  The Company was losing between $7,500 - $15,000 in Peru.  The company needs to acquire an excavator and additional heavy machinery to remove the layers of clay located on its mining properties before the Company expects to see any significant increase in its mining production in Peru. The Company’s operations have completed its current operations and will begin general mining operations once it has secured an excavator for Gorilla.  The Company cannot provide a timetable for when that it will be able to acquire the excavator as the Company currently does not have the cash resources to acquire one and will need to raise approximately $200,000 to acquire the excavator.

Suriname

The Company’s Suriname operations are conducted as a joint venture whereby Graystone owns 40% of the joint venture with Arara mining owning 50% and Renard Properties, LLC owning 10%.  The Company has entered into 2 new prospecting contracts in Suriname.  One is for 200 hectares and the second one if for 2,400 hectares.  The joint venture is currently prospecting on the two properties and will enter into long term leases with the property owners if the results of the prospecting are favorable.  The terms of these leases typically range from 10%-15% of the gold produced.  Each property is owned by a separate company but are adjacent to each other.  Pursuant to the prospecting contracts, the joint venture has 6 months of exploration rights with the ability to extend those rights by an additional 6 months.

The Company’s joint venture operations in Suriname are currently ahead of schedule.  The Company expected the joint venture to continue its general exploration for the next 12 months.  However, the Company expects within the next 30 days the joint venture will begin its bulk prospecting phase.   The bulk prospecting phase is focusing on an area that can be mined with the current equipment on site.  The Company does not have a timetable on how long the bulk prospecting phase is expected to continue.

The Company received the initial lab results from Suriname.  The initial tests indicate approximately 4 grams of gold per ton.  However, the Company expects recovery rates to be approximately 50% of the lab results.

The Company is currently financing the operations in Suriname through debt financing being provided by Renard Properties, LLC.  More information on this is provided under Note 3.

Although the mining operations in Suriname look promising there are a number of risks that the joint venture is facing.  These include, but not limited, to: inability to locate a rich gold vein on the properties, insufficient water during the dry season, inability to identify a water source that conforms to environmental plans for the area, cost of trucking pay dirt to a water source for processing, the possibility of not coming to terms with the claim owners, inability to properly fund the project during prospect phase and/or during production, risk of the mining camp could be robbed and risk that the material/gold could be robed during transport.  Additionally, the Company’s current cash position is insufficient to cover the expected expenses related to get Suriname’s operations into the next phase.  If the Company cannot borrow or raise the necessary capital required then the Company may have to sell a piece of its ownership in the joint venture or shut the operations down in Suriname.

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

As of September 30, 2013, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in 2011.  The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties.  The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

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

As of September 30, 2013, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in 2011.  The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties.  The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Non-Related Party

On January 7, 2013, the Company issued 2,089 shares to Asher Enterprises in exchange for $17,500 in debt at a price per shares of $9.00.

On February 28, 2013, the Company issued 1,429 shares to Asher Enterprises in exchange for $15,000 in debt at a price per shares of $10.50.

On March 11, 2013, the Company issued 2,089 shares to Asher Enterprises in exchange for $17,500 in debt at a price per shares of $9.50.

On March 20, 2013, the Company issued 1,875 shares to Asher Enterprises in exchange for $15,000 in debt at a price per shares of $7.50.

On March 27, 2013, the Company issued 2,507 shares to Asher Enterprises in exchange for $17,500 in debt at a price per shares of $7.00.

On April 11, 2013, the Company issued 3,000 shares to SC Capital in exchange for $22,500 in debt at a price per shares of $7.50.

On April 24, 2013, the Company issued 2,308 shares to Asher Enterprises in exchange for $15,000 in debt at a price per shares of $6.50.

On April 29, 2013, the Company issued 3,133 shares to Asher Enterprises in exchange for $17,500 in debt at a price per shares of $6.00.

On May 1, 2013, the Company issued 3,000 shares to SC Capital in exchange for $15,000 in debt at a price per shares of $5.00.

On May 16, 2013, the Company issued 3,000 shares to SC Capital in exchange for $15,000 in debt at a price per shares of $5.00.

On May 23, 2013, the Company issued 3,000 shares to SC Capital in exchange for $15,000 in debt at a price per shares of $5.00.

On May 31, 2013, the Company issued 5,000 shares to SC Capital in exchange for $22,500 in debt at a price per shares of $4.50.

On June 7, 2013, the Company issued 3,000 shares to SC Capital in exchange for $11,250 in debt at a price per shares of $3.75.

On June 14, 2013, the Company issued 4,918 shares to Asher Enterprises in exchange for $15,000 in debt at a price per shares of $3.05.

On June 17, 2013, the Company issued 5,900 shares to SC Capital in exchange for $14,750 in debt at a price per shares of $2.50.

On June 19, 2013, the Company issued 7,094 shares to Asher Enterprises in exchange for $17,500 in debt at a price per shares of $2.65.
On July 11, 2013, the Company issued 10,000 shares of its Class A Common stock.  SC Capital converted $12,500 of its note convertible in the amount of $25,000 from its note dated November 7, 2012.  There was $12,500 remaining on the note A loss of $17,500 was recorded.

On July 19, 2013, the Company issued 12,000 shares of its Class A Common stock.  SC Capital converted $12,500 of its note convertible in the amount of $25,000 from its note dated November 7, 2012.  There was $0 remaining on the note. A loss of $17,500 was recorded.

On July 30, 2013, the Company issued 12,600 shares of its Class A Common stock.  SC Capital converted $10,000 of its note convertible in the amount of $50,800 from its note dated November 20, 2012.  There was $40,800 remaining on the note. A loss of $15,200 was recorded.

On August 8, 2013, the Company issued 34,000 shares of its Class A Common stock.  SC Capital converted $17,000 of its note convertible in the amount of $23,800 from its note dated November 20, 2012.  There was $23,800 remaining on the note.  A loss of $34,000 was recorded.

On August 30, 2013, the Company issued 40,000 shares of its Class A Common stock.  SC Capital converted $15,000 of its note convertible from its note dated November 20, 2012.  There was $8,800 remaining on the note. A loss of $5,000 was recorded.

On August 21, 2013, the Company issued 26,667 shares to Asher Enterprises in exchange for $8,000 in debt at a price per shares of $3.00.

On August 30, 2013, the Company issued 40,000 shares of its Class A Common stock.  SC Capital converted $8,800 of its note convertible from its note dated November 20, 2012.  There was $0 remaining on the note. A loss of $11,200 was recorded.

On September 24, 2013, the Company issued 13,500,000 shares of its Class A Common stock.  SC Capital converted $94,000 of its note convertible from its note dated December 27, 2012, January 11, 2013, January 25, 2013 and February 1, 2013.  There was $0 remaining on these 4 notes.  A loss of $5,981,000 was recorded.

Related Party

On March 8, 2013, the Company issued 6,300 of our Class A Common Stock to Renard Properties for services rendered. The price per share was $15for $94,500 in bonus payment for achieving pre-determined mining goals.  Our CEO is the managing member of Renard Properties.

On March 8, 2013, the Company issued 6,300 of our Class A Common Stock to our CFO for services rendered.  The price per share was $15 for $94,500 in bonus payment for achieving pre-determined mining goals.

On March 18, 2013, the Company issued 1,000 of our Class A Common Stock to our CFO for services rendered.  The price per share was $14 for $14,000 in bonus payment for achieving pre-determined mining goals.

On March 18, 2013, the Company issued 1,000 of our Class A Common Stock to our CEO for services rendered.  The price per share was $14 for $14,000 in bonus payment for achieving pre-determined mining goals.

On June 19, 2013, the Company issued 37,500 of our Class A Common Stock to our CEO for $45,000 in debt.  The price per share was $4.  The shares are restricted for 24 months from the issuance. A loss of $105,000 was recorded on the issuance.

On June 19, 2013, the Company issued 37,500 of our Class A Common Stock to our CFO for $45,000 in debt.  The price per share was $4.  The shares are restricted for 24 months from the issuance. A loss of $105,000 was recorded on the issuance.

On August 7, 2013, the Company issued 30,000 of our Class A Common Stock to JW Group, Inc. for $30,000 in debt.  The price per share was $1.  The shares are restricted for 24 months from the issuance.

On August 7, 2013, the Company issued 30,000 of our Class A Common Stock to our CEO for $30,000 in debt.  The price per share was $1.  The shares are restricted for 24 months from the issuance.

On August 27, 2013, the Company issued 35,000 of our Class A Common Stock to our CFO for $17,500 in debt.  The price per share was $.50.  The shares are restricted for 24 months from the issuance.

On August 27, 2013, the Company issued 35,000 of our Class A Common Stock to our CEO for $17,500 in debt.  The price per share was $.50.  The shares are restricted for 24 months from the issuance.

During the three months ended September 30, 2013, the Company issued 196,250,000 shares to related parties. On November 13, 2013, the Company decided to cancel the shares; as such, the shares were not accounted for as issued and outstanding as of September 30, 2013. The shares were reissued on November 13, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

The Company has not received any disclosures or other communications regarding any of its mining properties.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended September 30, 2013 that was not previously disclosed in our filings during that period.

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

THE GRAYSTONE COMPANY, INC.

Date: November 19, 2013	By: /s/ Paul Howarth
Paul Howarth
Chief Executive Officer

Date: November 19, 2013	By: /s/ Joseph Wade
Joseph Wade Chief Financial and Accounting Officer